Form 10-K
period 1993-12-31
MIDLAND ENTERPRISES INC /DE/
filed 1994-03-17
CIK 66029

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended     December 31, 1993
                                -----------------------------------------
_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from____________________to______________________

     Commission file number           2-39895
                           ----------------------------------------------------
                             Midland Enterprises Inc.
     --------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Delaware                              04-2284434
     ----------------------------------   -------------------------------------
     (STATE OF OTHER JURISDICTION OF            (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

     1400-580 Building; Cincinnati, Ohio                45202
     -----------------------------------  -------------------------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

     Registrant's telephone number, including area code        513-721-4000
                                                        -----------------------
     Securities registered pursuant to Section 12(b) of the Act:

        TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON
                                                     WHICH REGISTERED
     -----------------------------------  -------------------------------------
     -----------------------------------  -------------------------------------

     Securities registered pursuant to Section 12(g) of the Act:

                                        None
     --------------------------------------------------------------------------
                                  (TITLE OF CLASS)

     --------------------------------------------------------------------------
                                  (TITLE OF CLASS)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS). AND (2) HAS BEEN
     SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X  NO
                                                                   ----    ----

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
     AMENDMENT TO THIS FORM 10-K.    X
                                   ----

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT. (THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.)
                                Not Applicable
     --------------------------------------------------------------------------
     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (APPLICABLE ONLY TO CORPORATE REGISTRANTS).

                       March 16, 1994 - 15 1/2 SHARES
     --------------------------------------------------------------------------

     DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933. (THE LISTED DOCUMENTS SHOULD BE CLEARLY DESCRIBED FOR IDENTIFICATION PURPOSES.)

     The Registrant meets the conditions set forth in General Instruction J (1)
     --------------------------------------------------------------------------
     (a) and (b) of Form 10-K and is therefore filing this Form with the
     -------------------------------------------------------------------
     reduced disclosure format.
     --------------------------

                                     PART I


ITEM 1.    BUSINESS
           --------
(A) GENERAL
    -------
Midland Enterprises Inc. (the "Registrant"), incorporated under the laws of the State of Delaware in 1961, is a wholly-owned subsidiary of Eastern Enterprises ("Eastern") of Weston, Massachusetts. The Registrant is primarily engaged through wholly-owned subsidiaries in the operation of a fleet of towboats, tugboats and barges, principally on the Ohio and Mississippi Rivers and their tributaries and the Gulf Intracoastal Waterway and in the Gulf of Mexico. The Registrant's barge line subsidiaries transport bulk commodities, a major portion of which is coal. In December, 1993, the Company sold its liquid barges and in conjunction, Chotin, a subsidiary, sold its liquid contract and trade name. The Registrant, through other subsidiaries, also performs repair work on marine equipment and operates two coal dumping terminals, a phosphate rock and phosphate chemical fertilizer terminal, a marine fuel supply facility and a barge construction facility. In January 1994, the Company indefinitely suspended the construction of barges at this facility.

Substantially all of the barges, towboats and tugboats operated by the Registrant's barge line subsidiaries are owned by and chartered from the Registrant. A substantial portion of this equipment is mortgaged or leased and the payments under related charter agreements with its subsidiaries are pledged to secure long-term debt or to meet lease payments.

The Registrant's barge line subsidiaries are The Ohio River Company ("ORCO"), Orgulf Transport Co. ("Orgulf"), Red Circle Transport Co. ("Red Circle"), and Chotin Transportation, Inc. ("Chotin"). The Registrant's other principal subsidiaries, all of whose outstanding stock is owned by the Registrant, are Eastern Associated Terminals Company ("EATCO"), Port Allen Marine Service, Inc. ("Port Allen"), Hartley Marine Corp. ("Hartley"), The Ohio River Terminals Company ("ORTCO") and West Virginia Terminals Inc.

(B) INDUSTRY SEGMENTS
    -----------------
Registrant's only reportable industry segment is barge transportation.

(C) (1)    (I)    PRINCIPAL SERVICES AND MARKETS
                  ------------------------------
ORCO is the largest of the Registrant's subsidiaries, accounting for 63% of the Registrant's total 1993 tonnage transported. ORCO operates principally on the Ohio River and certain of its tributaries. Approximately 97% of the tonnage transported by ORCO in 1993 was transported in movements not regulated by the Interstate Commerce Commission ("ICC"). The balance of ORCO's tonnage was transported in movements pursuant to a Contract Carrier Permit issued by the ICC. For an explanation of regulated and non-regulated barge transportation see "Franchises". The principal commodity transported by ORCO is coal, primarily for electric utilities. Grain, stone, sand, gravel, iron, steel, scrap, and coke are the other groups of commodities which ORCO carries in significant amounts.

Orgulf operates principally on the Mississippi and Ohio Rivers, and the Illinois, Arkansas-Verdigris, Tennessee-Tombigbee, and Gulf Intracoastal Waterways, transporting principally coal, grain and ores. Approximately 93% of the tonnage transported by Orgulf in 1993 was transported in movements not regulated by the Interstate Commerce Commission ("ICC"). The balance of Orgulf's tonnage was transported in movements pursuant to a Contract Carrier Permit issued by the ICC.

Chotin operated principally on the Mississippi, Ohio and Warrior Rivers, and on the Illinois, Tennessee-Tombigbee and Gulf Intracoastal Waterways, transporting refined petroleum products and dry commodities including coal, grain, and ores. Chotin operated without ICC authority by limiting itself to transporting bulk commodities which are exempt from regulation by the ICC.

Red Circle is engaged primarily in the transportation of phosphate rock in the Gulf of Mexico and grain to Puerto Rico and, because these commodities are exempt from regulation, operates without authority from the ICC. EATCO owns and operates a terminal on leased land at Tampa, Florida. Port Allen operates shipyard facilities in the vicinity of Baton Rouge, Louisiana. Hartley operates shipyard facilities at Paducah, Kentucky, sells fuel at Point Pleasant, West Virginia, and provides towing services principally on the Ohio River and its tributaries. ORTCO owns and operates a coal dumping facility in Huntington, West Virginia. West Virginia Terminals Inc. operates a coal dumping facility in Kenova, West Virginia.


The following table indicates the tonnages transported by the Registrant's subsidiaries for the period 1991 - 1993:
                             TONNAGES TRANSPORTED (IN THOUSANDS)
                             -----------------------------------
                                     1993        1992       1991
                                     ----        ----       ----
Dry Cargo......................    60,919       60,781     58,925
Liquid Cargo...................     1,599        1,583      1,677
                                    -----       ------     ------

  Total Tonnage..............      62,518       62,364     60,602
                                   ======       ======     ======

The record tonnage in 1993 increased slightly over 1992 with reduced tonnage in coal, grain and phosphate more than offset by increased tonnage in all other commodities. The tonnage in 1992 was up 3% from 1991, primarily reflecting increases in spot coal, iron, scrap and steel, and grain volumes.


The next table summarizes the ton miles of cargo transported by Registrant's subsidiaries for the period 1991 - 1993.
                               TON MILES TRANSPORTED (IN BILLIONS)
                               -----------------------------------
                                    1993       1992          1991
                                    ----       ----          ----
Dry Cargo.......................    30.7       30.8          30.5
Liquid Cargo....................     1.5        1.6           1.7
                                    ----       ----          ----
  Total Ton miles ..............    32.2       32.4          32.2
                                    ====       ====          ====

Ton miles are the product of tons and distance transported. The slight decrease in ton miles in 1993 reflected lower ton miles from coal, grain and phosphate mostly offset by higher ton miles in all other commodities. The record ton miles in 1992 reflected increased ton miles from grain, aggregates and ores, somewhat offset by lower coal affreightment ton miles as higher tonnages were more than offset by shorter average trip lengths. In addition to changes in ton miles transported, Registrant's revenues and net income are affected by other factors such as competitive conditions, weather and the segment of the river system traveled. See "Seasonal Aspect."

(C) (1) (II)             STATUS OF PRODUCT OR SEGMENT
                         ----------------------------
No significant new product, service or segment requiring a material amount of assets was developed.

(C) (1) (III)               RAW MATERIALS
                            -------------
The only significant raw material required by the Registrant is the diesel fuel to operate towboats. Diesel fuel is purchased from a variety of sources and the Registrant regards the availability of diesel fuel as adequate for presently planned operations.

(C) (1) (IV)                FRANCHISES
                            ----------
The Interstate Commerce Act, as amended in December 1973, exempts from regulation water transportation of dry commodities which were transported in bulk as of June 1, 1939 (including coal, phosphate rock, stone, sand and gravel, grain, and ores). In addition, the Interstate Commerce Act exempts from regulation water transportation of liquid cargoes in bulk in certified liquid barges. Approximately 96% of the 1993 tonnage was exempt from regulation by the ICC. Regulated commodities include iron and steel products, other manufactured products, packaged goods and scrap.

ORCO holds a certificate of Public Convenience and Necessity issued by the ICC authorizing service as a common carrier on the Ohio River and certain of its tributaries, the Mississippi River, the Illinois Waterway, the Arkansas-Verdigris Waterway and the Missouri River, the Warrior System, and the Gulf Intracoastal Waterway, and for regulated movements to and from Tampa, Florida. ORCO also holds a Contract Carrier Permit issued by the ICC, authorizing contract carriage of regulated commodities on the same waterways. Orgulf also holds such a Contract Carrier Permit. Red Circle and Chotin do not hold or require ICC authority since they provide transportation only in non-regulated movements.

(C) (1) (V)                 SEASONAL ASPECT
                            ---------------
Due to the freezing of some northern rivers and waterways during winter months, and increased coal consumption by electric utilities during the summer months, average winter month revenues tend to be lower than revenues for the remainder of the year.

(C) (1) (VI)                WORKING CAPITAL
                            ---------------
No unusual working capital requirements are normally encountered.

(C) (1) (VII)               CUSTOMERS
                            ---------
No customer, or group of customers under common control, accounted for 10% or more of the total revenues in 1993. On the basis of past experience and its competitive position, the Registrant considers that the loss of several of its subsidiaries' largest customers simultaneously, while possible, is unlikely to happen. The Registrant's subsidiaries have long-term transportation and terminaling contracts which expire at various dates from January 1995 through December 2007. During 1993, approximately 41% of the Registrant's consolidated revenues resulted from these contracts. A substantial portion of the contracts provide for rate adjustments based on changes in various costs, including diesel fuel costs, and, additionally, contain "force majeure" clauses which excuse performance by the parties to the contracts when performance is prevented by circumstances beyond their reasonable control. Many of these contracts have provisions for termination for specified causes, such as material breach of the contract, environmental restrictions on the burning of coal, or loss by the customer of an underlying commodity supply contract. Penalties for termination for such causes are not generally specified.
However, some contracts provide that in the event of an uncured material breach by Registrant's subsidiary which results in termination of the contract, Registrant's subsidiary would be responsible for reimbursing its customer for the differential between the contract price and the cost of substituted performance. Due to the capital-intensive, high fixed cost nature of the Registrant's business, the negotiation of long-term contracts which facilitate steady and efficient utilization of equipment is important to profitable operations.

(C) (1) (VIII)                    BACKLOG
                                  -------

The backlog of transportation and terminalling business under long-term contracts is summarized in the next table:
December 31,                                                1993       1992
                                                            ----       ----
Tons (in millions)                                         165.5      184.5
Revenues (in millions)                                    $585.5     $773.2
Portions of revenue backlog not expected to be filled
  within the current fiscal year                             80%        81%

The 1993 revenue backlog (which is based on contracts that extend beyond December 31, 1994) is shown at prices current as of December 31, 1993 which are subject to escalation/de-escalation provisions. Since services under many of the long-term contracts are based on customer requirements, Midland has estimated its backlog based on its forecast of the requirements of these long-term contract customers. About 50% of the decrease in the tonnage backlog is due to the sale of the liquid barge business and its contract. About 40% of the revenue backlog at December 31, 1993 is associated with a disputed contract with Gulf Power Company, for which shipments have been curtailed.

(C) (1) (IX)         GOVERNMENT CONTRACTS
                     --------------------
The Registrant has no material portion of business subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

(C) (1) (X)        COMPETITIVE CONDITIONS
                   ----------------------
Improvements in operating efficiencies have permitted barge operators to maintain relatively low rate structures. Consequently, the barge industry has generally been able to retain its competitive position with alternate methods of transportation for bulk commodities when the origin and destination of such movements are contiguous to navigable waterways.

Primary competitors of the Registrant's barge line subsidiaries include other barge lines and railroads (including one integrated rail-barge carrier). There are a number of companies offering transportation services on the waterways served by the Registrant, including carriers holding operating authority issued by the ICC and carriers not so regulated. Competition among major barge line competitors is intense due to a continuing imbalance between barge supply and demand, and most recently by weak grain and coal exports. This in turn has led to revenue and margin erosion, cost and productivity improvements, and some industry consolidation.

Many railroads operating in areas served by the inland waterways compete for cargoes carried by river barges. In many cases, these railroads offer unit train service (pursuant to which an entire train is committed to the customer) and dedicated equipment service (pursuant to which equipment is set aside for the exclusive use of a particular customer) for coal, grain and other bulk commodities. In addition, rates charged by both railroads and river barge operators are sometimes designed to reflect special circumstances and requirements of the individual shippers. As a result, it is difficult to compare rates charged for movements of the various commodities between specific points.

Modern diesel powered towboats such as those which comprise the Registrant's towboat fleet are, however, capable of moving in one tow approximately 22,500 tons (equivalent to 225 one hundred-ton capacity railroad cars) on the Ohio River and on the Upper Mississippi River and approximately 60,000 tons (equivalent to 600 one hundred-ton capacity railroad cars) on the Lower Mississippi River, where there are no locks to transit, at average rates per ton mile which are generally below those charged by Class 1 railroads.

(C) (1) (XI)    RESEARCH
                --------
No significant amount was spent during the last fiscal year on research to improve existing services or develop new services. The task of improving and developing services is a continuing assignment of various operating departments of Registrant's subsidiaries, but such efforts are not segregated and would not generally be regarded as research activities.

(C) (1) (XII)   COMPLIANCE WITH ENVIRONMENTAL STATUTES
                --------------------------------------
The Registrant and/or its subsidiaries are subject to the provisions of the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, the Superfund Amendment and Reauthorization Act, the Resource Conservation and Recovery Act of 1976, and the Oil Pollution Act of 1990, which permit the Coast Guard and the Environmental Protection Agency to assess penalties and clean-up costs for oil, hazardous substance, and hazardous waste discharges. Some of these acts also allow third parties to seek damages for losses caused by such discharges. Compliance with these acts has had no material effect on the Registrant's capital expenditures, earnings, or competitive position; and no such effect is anticipated.

(C) (1) (XIII)  EMPLOYEES
                ---------
As of December 31, 1993, Registrant and its subsidiaries employed approximately 1,500 persons, of whom approximately 28% are represented by labor unions.

(D)             FOREIGN OPERATIONS
                ------------------
Registrant does not engage in material operations in foreign countries, and no material portion of Registrant's revenues is derived from customers in foreign countries.

ITEM 2.     PROPERTIES
            ----------
(A) AS OF DECEMBER 31, 1993, THE REGISTRANT'S FLOATING EQUIPMENT CONSISTED OF 2,461 BARGES AND 91 BOATS.

West Virginia Terminals Inc. leases a coal dumping facility in Kenova, West Virginia. Orco leases office facilities in Cincinnati, Ohio. EATCO owns terminal facilities on leased land in Tampa, Florida. Chotin owns approximately 738 acres of land in West Baton Rouge Parish, Louisiana; and Port Allen owns shipyard facilities located on that land. ORTCO owns coal dumping facilities in Huntington, West Virginia. Hartley owns shipyard facilities in Paducah, Kentucky.

Capital expenditures for the Registrant in 1993 totalled approximately $14,191,000. These expenditures were made principally for replacement of the barge fleet and for renewal of equipment.

(B) NOT APPLICABLE.

ITEM 3.     LEGAL PROCEEDINGS
            -----------------
On August 30, 1993, ORCO and Orgulf filed suit in the United States District Court for the Southern District of Ohio, Western Division, against Gulf Power Company and its affiliate Southern Company Services, Inc., claiming damages for breach of a long-term coal transportation contract. See Item 1(c)(1)(viii) above and Item 7 below.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------
Not required

                                    PART II
                                    -------
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
        ---------------------------------------------------------------------
        MATTERS
        ------
The Registrant's common stock is held solely by Eastern and is not traded in any market. Dividends were declared in the amount of $10,087,000 in 1993 and $36,837,000 in 1992.

The payment of dividends is subject to the restrictions described in Note 4 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------
Not required.  Reference Management Narrative Analysis following Item 7.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1993 COMPARED TO 1992
- ---------------------
Midland's 1993 tonnage and tonmile production was unchanged from 1992 despite several significant events that negatively affected the river towing industry and Midland specifically.

Coal tonnage declined 6% from 1992 primarily reflecting reduced shipments to electric utilities due to the United Mine Worker's (UMW) strike (resolved in December), disruption in river traffic caused by record flooding on the Mississippi River system, and the cessation of coal shipments under a long-term contract. Regarding the latter, in July 1993, Midland was advised by Gulf Power Company, a major customer that it was considering termination of a long-term contract for transportation of coal. This contract, initially executed in 1971 and extended through 2007, generated revenues of $17,200,000 and $9,122,000 in the prior year and 1993, respectively. Midland believes the customer's actions to be a breach of the contract, and has filed suit in U.S. District Court. Presently, the customer has renewed shipments of coal under the contract, although at significantly reduced volumes.

Non-coal tonnage increased 13% over 1992, despite a 23% reduction in grain tonnage, and served to offset the lower coal volume, although at lower margins. The aforementioned flooding on the Mississippi River system and a poor export market impacted grain tonnage. Increased shipments of alumina, scrap and stone tonnage and towing of non-affiliated barges contributed to the increase in non-coal commodities.

Operating results of Midland's terminaling and shipyard repair facilities were mixed, with improved results for coal terminaling and shipyards being offset by lower phosphate product terminaling, as export markets continued to be depressed in 1993. As a result of the reduced coal affreightment tonnage and lower phosphate terminaling, consolidated revenues declined 3% as compared to 1992.

Operating earnings declined nearly 14% as compared to 1992 with all of the shortfall occurring in the second half of 1993. The reduction in coal tonnage as described above, as well as the UMW strikes' related impact on traffic patterns and operating costs, combined with the record flooding on the Upper Mississippi River system were the significant negative factors. The Upper Mississippi River flooding closed or severely restricted operations on that river segment during the third and fourth quarters which: idled equipment, significantly increased operating costs, and shifted business to less profitable markets. Depreciation expense was slightly higher than 1992 due to recent capital spending for fleet renewal, while administrative costs were 10% below 1992 due to lower employment and consulting costs, as well as gains on the purchase of pension annuities for retirees.

On December 21, 1993 Midland terminated its participation in the liquid barge affreightment business by the sale of its tank barges, affreightment contract, and "Chotin" trade name. The transaction resulted in a pre-tax gain of $7,988,000. In addition, the Company closed its barge construction facility in Port Allen, Louisiana, and recorded a $3,500,000 pre-tax charge to reflect costs associated with the final disposition of the facility. These transactions resulted in a net gain of $4,488,000 included in "Other Income."

In addition to the above changes in operating earnings and other income, Midland's 1993 after tax earnings were impacted by the increase in the statutory Federal income tax rate from 34% to 35% (See Note 5 of Notes to Financial Statements), which resulted in an increase to the 1993 tax provision of approximately $1,812,000. Midland's net earnings for 1992 included a one-time benefit of $12,156,000 on the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") recorded as of January 1, 1992.

1992 COMPARED TO 1991
- ---------------------
Midland's consolidated ton miles transported during 1992 increased 1% from 1991 despite reduced utility coal demand from the mild winter and summer temperatures and the lingering effects of the recession. Total affreightment tonnage increased 3% from 1991. While coal tonnage increased nearly 2% from 1991 levels, principally from increased industrial coal and spot coal shipments, ton miles generated from coal affreightment declined nearly 3% due to shorter hauls. Ton miles generated from other commodities, including grain, aggregates, ores, etc., increased nearly 7% as Midland obtained replacement tonnages to offset the weakness of the coal market. Activity levels at Midland's support operations were generally lower than 1991. Phosphate product terminalling was down substantially from 1991 due to weak export demand. Partially offsetting was coal terminalling activity which was much improved over 1991 results. Shipyard repair activity was also lower in 1992. Consolidated revenues declined 1% from 1991 with slightly reduced revenues from nearly all segments. Affreightment rate levels were essentially unchanged from those in 1991, with lower volumes mainly from support operations accounting for the majority of the slight revenue decline.

Operating conditions for river transportation were generally good in 1992 and improved slightly over 1991. Diesel fuel costs were basically stable, with 1992 costs averaging below 1991 levels. Depreciation expense from fleet renewal and administrative overhead costs were higher than 1991.

As a result of the lower phosphate terminalling, reduced shipyard activity and higher depreciation charges, Midland's operating earnings declined 5% as compared to 1991.

Midland's net earnings before accounting changes declined 18% from 1991, reflecting the lower operating earnings formerly discussed and higher interest charges associated with Midland's capital expenditure program. Lower earnings in 1992 also reflected an increase in the effective tax rate from 29% to 35%, due to the adoption of Statement of Financial Accounting Standards SFAS No.
109.  (See Note 5 of Notes to Financial Statements.)

The Company chose to reflect the cumulative effect of adopting SFAS No. 109 as a change in accounting principle at the beginning of fiscal 1992 and recorded a tax credit of $12,156,000 which represents the net decrease to the deferred tax liability as of that date.

In 1991, Midland elected early adoption of SFAS No. 106 "Employers Accounting for Post-Retirement Benefits Other Than Pensions". The Company chose to reflect the cumulative effect of adopting this statement as a change in accounting principle at as of January 1, 1991 with a charge to earnings of $5,906,000. This non-cash charge reflected the actuarially computed value of accrued non-pension benefits of active and retired employees as of December 31, 1990. Net earnings after the accounting change was $15,005,000.

After the cumulative effect of the accounting change, net earnings increased $14,259,000 over 1991.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
Debt payments, dividends to Parent and capital expenditures of $14,191,000 were funded from cash provided by operating activities in 1993.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------
Information with respect to this item appears on page F-1 of this report. Such information is incorporated herein by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            ---------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------
None

                                    PART III
                                    --------

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
             --------------------------------------------------
Not required.

ITEM 11.     EXECUTIVE COMPENSATION
             ----------------------
Not required.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             --------------------------------------------------------------
Not required.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             ----------------------------------------------
Not required.
                                    PART IV
                                    -------

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
             ----------------------------------------------------------------
(A) (1) AND (2) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

Information with respect to these items appears on page F-1 of this report. Such information is incorporated herein by reference.

        (3)     LIST OF EXHIBITS
                ----------------
        3.1 Certificate of Incorporation of Midland Enterprises Inc. (filed as Exhibit 3.1 to Registration Statement of Midland Enterprises Inc. on Form S-1 (Registration No. 2-39895, as filed May 5,
                1971).1

        3.2 By-Laws of Midland Enterprises Inc. (filed as Exhibit 3.2 to Annual Report of Midland Enterprises Inc. on Form 10-K for the year ended December 31, 1984).1

        4.1     Ship financing agreement dated December 27, 1984.2

        4.2 Promissory note of Midland Enterprises Inc. to Chemical Bank dated January 4, 1985.2

________________________

1 Not filed herewith. In accordance with Rule 12-b-32 of the General Rules and Regulations under the Securities Act of 1934, reference is made to the document previously filed with the Commission.

2 Not filed herewith. Private placements that are less than 10% of the total assets of Registrant and its subsidiaries on a consolidated basis.

        4.3 Indenture between Midland Enterprises Inc. and Shawmut Bank, N.A. dated as of April 1, 1988 (filed as Exhibit 4.2 to Registration Statement No. 33-20789).1

        4.4 Indenture between Midland Enterprises Inc. and The First National Bank of Boston dated as of April 2, 1990 (filed as
                Exhibit 4.2 to Registration Statement No. 33-32120).1

                (NOTE: The Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any instrument with respect to any long-term debt of the Registrant.)

        24.1    Consent of Independent Public Accountants.

(B)  REPORTS ON FORM 8-K
     -------------------
There were no reports on Form 8-K filed in the fourth quarter of 1993.

__________________________

1 Not filed herewith. In accordance with Rule 12-b-32 of the General Rules and Regulations under the Securities Act of 1934, reference is made to the document previously filed with the Commission.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MIDLAND ENTERPRISES INC.
                                  (Registrant)


                      BY /s/    R. L. DOETTLING
                         ----------------------------
                                R. L. DOETTLING
               SENIOR VICE PRESIDENT, FINANCE AND ADMINISTRATION
                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


                          DATE    MARCH 16, 1994
                               --------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 16th day of March, 1994.



BY: /s/  F. C. RASKIN                    BY: /s/  R. L. DOETTLING
    -----------------------------           -----------------------------
         F. C. RASKIN                             R. L. DOETTLING
     PRESIDENT; DIRECTOR                     SENIOR VICE PRESIDENT, FINANCE
    (PRINCIPAL EXECUTIVE OFFICER)          AND ADMINISTRATION; DIRECTOR;
                                           (PRINCIPAL FINANCIAL AND ACCOUNTING
                                           OFFICER)

BY: /s/  P. E. HUBBARD                   BY: /s/    S. A. FRASHER
    -----------------------------           -----------------------------
         P. E. HUBBARD                              S. A. FRASHER
     SENIOR VICE PRESIDENT, SALES           VICE PRESIDENT, OPERATIONS;
       AND MARKETING; DIRECTOR                        DIRECTOR



Supplemental information to be Furnished With Reports Filed Pursuant to Section 15 (3) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual reports to security holders covering the Registrant's last fiscal year nor any proxy materials have been sent to the Registrant's security holders.

                                                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                                            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                      (INFORMATION REQUIRED BY ITEMS 8 AND 14 (A) (1) AND (2) OF FORM 10-K)



                                                                                               PAGE
                                                                                              NUMBER
                                                                                              ------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                        F-2

FINANCIAL STATEMENTS:

    Consolidated Statements of Income for the years
           ended December 31, 1993, 1992 and 1991                                               F-3

    Consolidated Balance Sheets -- December 31, 1993 and 1992                                   F-4

    Consolidated Statements of Stockholder's Investment for
           the years ended December 31, 1993, 1992 and 1991                                     F-6

    Consolidated Statements of Cash Flows for the years
           ended December 31, 1993, 1992 and 1991                                               F-7

    Notes to Consolidated Financial Statements                                                  F-8


SCHEDULES:

    V      -      Property and Equipment                                                        F-20

    VI     -      Accumulated Depreciation and Amortization of
                          Property and Equipment                                                F-21

    VIII   -      Valuation and Qualifying Accounts and Reserves                                F-22



Schedules other than those listed above have been omitted as the information has been included in the consolidated financial statements and related notes, or is not applicable or not required.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To Midland Enterprises Inc.:

We have audited the accompanying consolidated balance sheets of MIDLAND ENTERPRISES INC. (a Delaware corporation and a wholly-owned subsidiary of Eastern Enterprises) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1993. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midland Enterprises Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Note 5 to the Consolidated Financial Statements, effective January 1, 1992, the Company changed its method of accounting for income taxes. As discussed in Note 3 to the Consolidated Financial Statements, effective January 1, 1991, the Company changed its method of accounting for post-retirement benefits other than pensions.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the Index to Consolidated Financial Statements and Schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                             ARTHUR ANDERSEN & CO.



Cincinnati, Ohio,
February 4, 1994.

                                                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                                                        CONSOLIDATED STATEMENTS OF INCOME
                                              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                  1993               1992               1991
                                                ---------          ---------          ---------
                                                                  (000 OMITTED)
REVENUES (NOTE 1)...........................    $ 254,920          $ 263,617          $ 267,044
                                                ---------          ---------          ---------

OPERATING COSTS AND EXPENSES:
   Operating expenses.......................    $ 168,140          $ 172,084          $ 176,796
   Depreciation and amortization (Note 6)...       25,287             24,607             22,240
   Selling, general and administrative
         expenses...........................       11,659             13,270             11,861
   Overhead allocation from Parent (Note 1).        2,560              2,480              3,480
   Taxes, other than income (Note 8)........       14,273             12,900             12,196
                                                ---------          ---------          ---------
                                                $ 221,919          $ 225,341          $ 226,573
                                                ---------          ---------          ---------
   OPERATING EARNINGS.......................    $  33,001          $  38,276          $  40,471
                                                ---------          ---------          ---------

OTHER INCOME (EXPENSE):
   Interest income from Parent (Note 1).....    $   2,374          $   3,041          $   3,111
   Interest income other....................           27                122                 93
   Gain on sale of liquid barge business....        7,988                  -                  -
   Closing of barge construction facility...       (3,500)                 -                  -
   Gain on sale of assets and other, net....          164                373                229
                                                ---------          ---------          ---------
                                                $   7,053          $   3,536          $   3,433
                                                ---------          ---------          ---------
INTEREST EXPENSE:
   Long-term debt...........................    $  15,879          $  16,071          $  15,199
   Other, including amortization of
         debt expense.......................          360                179                157
   Interest capitalized during construction
         (Note 6)...........................         (581)              (814)            (1,008)
                                                ---------          ---------          ---------
                                                $  15,658          $  15,436          $  14,348
                                                ---------          ---------          ---------

EARNINGS BEFORE INCOME TAXES................    $  24,396          $  26,376          $  29,556

PROVISION FOR INCOME TAXES (NOTE 5).........       10,419              9,268              8,645
                                                ---------          ---------          ---------

EARNINGS BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE........................    $  13,977          $  17,108          $  20,911

Cumulative effect of change in
   accounting for income taxes (Note 5).....            -             12,156                  -

Cumulative effect of accounting change for
   post-retirement health care costs, net of
   tax benefit of $3,043,000 (Note 3).......            -                  -             (5,906)
                                                ---------         ----------          ---------

NET EARNINGS................................    $  13,977          $  29,264          $  15,005
                                                =========          =========          =========

                                   The accompanying notes are an integral part of these financial statements.

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1993 AND 1992
                                                                        ASSETS
                                                                        ------

                                                                  1993                  1992
                                                                  ----                  ----
                                                                       (000 OMITTED)
CURRENT ASSETS:

   Cash (Note 1)..............................               $      88            $       90

   Receivables -

         Trade, less allowances of $428,000
         in 1993 and in 1992..................                  22,714                25,665

         Parent (Note 1 and 4)................                  56,952                31,109

         Other................................                   2,995                   622

   Materials, supplies and fuel (Note 1)......                  12,965                15,473

   Prepaid expenses...........................                   1,676                 1,202
                                                             ---------            ----------

         Total current assets                                $  97,390            $   74,161
                                                             ---------            ----------

PROPERTY AND EQUIPMENT, AT COST (NOTES 4 AND 6):

   Towboats and barges.......................                $ 542,649            $  556,753

   Terminals and other facilities............                   57,339                59,698

   Land......................................                    5,159                 5,188
                                                             ---------            ----------

         Total property and equipment, at cost               $ 605,147            $  621,639

   Less - Accumulated depreciation...........                  288,500               284,494
                                                             ---------            ----------

         Net property and equipment..........                $ 316,647            $  337,145
                                                             ---------            ----------

OTHER ASSETS:

   Deferred pension charges (Note 2).........                $  10,729            $    9,381

   Unamortized debt expense, deferred
      maintenance and other (Notes 1 and 6)..                    5,330                 5,519
                                                             ---------            ----------

         Total other assets..................                $  16,059            $   14,900
                                                             ---------            ----------

         TOTAL ASSETS........................                $ 430,096            $  426,206
                                                             =========            ==========

    The accompanying notes are an integral part of these financial statements.

                  MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1993 AND 1992
                                                      LIABILITIES AND STOCKHOLDER'S EQUITY
                                                      ------------------------------------
                                                              1993                 1992
                                                             ------               ------
CURRENT LIABILITIES:                                                (000 OMITTED)
   Current portion of long-term debt (Note 4)....            $  5,871             $  5,591
   Accounts payable -
         Trade.....................................            12,622               12,329
         Parent....................................               349                   19
   Reserve for insurance claims (Note 1).........               8,285                8,480
   Accrued expenses..............................               2,735                2,747
   Interest payable..............................               4,097                4,164
   Other taxes payable (Note 8)..................               3,617                2,880
   Income taxes payable (Note 5).................               3,324                2,216
   Other current liabilities.....................               7,812                5,127
                                                             --------             --------
         Total current liabilities.................          $ 48,712             $ 43,553
                                                             --------             --------
LONG-TERM DEBT (NOTE 4)...........................           $157,594             $163,600
                                                             --------             --------
RESERVES AND DEFERRED CREDITS:
   Deferred income taxes (Note 5)................            $ 57,899             $ 56,016
   Unamortized investment tax credits (Note 5)...               5,192                5,982
   Post-retirement health care (Note 3)..........               9,306                9,288
   Other reserves................................               1,503                1,769
                                                             --------             --------
         Total reserves & deferred credits.........          $ 73,901             $ 73,055
                                                             --------             --------
COMMITMENTS (NOTE 7)
STOCKHOLDER'S EQUITY (NOTE 4):
   Common stock, $100 par value -
         Authorized Shares - 1,000
         Issued Shares - 15 1/2.......................       $      1             $      1
   Capital in excess of par value................              52,519               52,519
   Retained earnings.............................              97,369               93,478
                                                             --------             --------
         Total stockholder's equity................          $149,889             $145,998
                                                             --------             --------
         TOTAL LIABILITIES AND STOCKHOLDER'S
              EQUITY................................         $430,096             $426,206
                                                             ========             ========

    The accompanying notes are an integral part of these financial statements.

                             MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                        FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (OOO OMITTED EXCEPT SHARES OUTSTANDING)
                                                        CAPITAL IN
                                   COMMON STOCK         EXCESS OF            RETAINED
                                    OUTSTANDING         PAR VALUE            EARNINGS          TOTAL
                                   ------------         ---------            --------          -----
                                   SHARES  AMOUNT
                                   ------  ------
BALANCE DECEMBER 31, 1990            15.5   $   1       $ 52,519             $ 95,049      $ 147,569

Net Earnings                            -       -              -               15,005         15,005
Dividends to Parent                     -       -              -               (9,003)        (9,003)
                                     ----   -----       --------             --------      ---------
BALANCE DECEMBER 31, 1991            15.5   $   1       $ 52,519             $101,051      $ 153,571

Net Earnings                            -       -              -               29,264         29,264
Dividends to Parent                     -       -              -              (36,837)       (36,837)
                                     ----   -----       --------             --------      ---------
BALANCE DECEMBER 31, 1992            15.5   $   1       $ 52,519             $ 93,478      $ 145,998

Net Earnings                            -       -              -               13,977         13,977
Dividends to Parent                     -       -              -              (10,086)       (10,086)
                                     ----  ------       --------             --------      ---------
BALANCE DECEMBER 31, 1993            15.5   $   1       $ 52,519             $ 97,369      $ 149,889
                                     ====  ======       ========             ========      =========




    The accompanying notes are an integral part of these financial statements.


                                        MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                  1993                1992                1991
                                                ---------           ---------           ---------
                                                                  (000 OMITTED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings..............................   $  13,977           $  29,264           $  15,005
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Depreciation and amortization...........      25,287              24,607              22,240
     Deferred and current income taxes.......       2,992              (8,442)             (2,525)
     Net gain on sale of assets..............      (8,125)               (346)               (471)
     Other changes in assets and liabilities:
         Trade and other receivables...........       577               1,006                 542
         Materials, supplies and fuel..........     2,508                 779               5,624
         Accounts payable......................       623              (3,107)              2,149
         Accrued expenses and other current
           liabilities.........................     3,148               1,781              (1,018)
         Post-retirement health care...........       (18)               (104)              8,949
         Other.................................      (647)             (1,047)             (1,470)
                                                ---------           ---------           ---------
         Net cash provided by operating
         activities..........................   $  40,322           $  44,391           $  49,025
                                                ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures......................   $ (14,191)          $ (29,327)          $ (48,531)
   (Increase) decrease in Parent receivable..     (25,843)             12,327              (1,609)
   Proceeds from sale of liquid barge
     business................................      14,950                   -                   -
   Proceeds from other asset dispositions....         638                 735               1,189
                                                ---------           ---------           ---------
      Net cash used in investing activities..   $ (24,446)          $ (16,265)          $ (48,951)
                                                ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of long-term debt................   $       -           $  25,000           $  17,000
   Repayment of long-term debt...............      (5,792)            (16,294)             (8,068)
   Cash dividends paid to Parent.............     (10,086)            (36,837)             (9,003)
                                                ---------           ---------           ---------
         Net cash provided by (used in)
           financing activities                 $ (15,878)          $ (28,131)          $     (71)
                                                ---------           ---------           ---------
Net increase (decrease) in cash and cash
  equivalents.................................  $      (2)          $      (5)          $       3
Cash and cash equivalents at beginning of
  period......................................         90                  95                  92
                                                ---------           ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....  $      88           $      90           $      95
                                                =========           =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
   Cash paid during the year for:
     Interest, net of amounts capitalized....   $  15,299           $  15,432           $  13,381
     Income taxes............................   $   7,639           $   5,487           $   8,114

    The accompanying notes are an integral part of these financial statements.

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1993, 1992 AND 1991



(1)           SIGNIFICANT ACCOUNTING POLICIES

Midland Enterprises Inc. (the "Company") is a wholly-owned subsidiary of Eastern Enterprises ("Eastern") of Weston, Massachusetts. The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated. The significant accounting policies followed by the Company and its subsidiaries are described below:

         Note 2 -   Retirement and employee benefit plans
         Note 3 -   Post-retirement benefits other than pensions
         Note 5 -   Income taxes
         Note 6 -   Property and equipment

   (a) The Company's principal business is barge transportation with its principal commodity being coal, substantially all of which is transported to electric utilities in the eastern half of the United States.

   (b) Cash Equivalents - Cash equivalents are comprised of highly liquid instruments with original maturities of three months or less.

   (c) Transactions with Parent - Parent receivables represent advances to Eastern which bear interest at the prime rate, 6% at December 31, 1993, 6% at December 31, 1992 and 6 1/2% at December 31, 1991. The
         Company was also charged a corporate overhead allocation from its parent computed on several factors including direct corporate management time, revenues, capitalization and employees, which management believes is a reasonable method of allocation.

   (d) Materials, Supplies and Fuel - Materials, supplies and fuel are stated at the lower of cost (first-in, first-out or average) or market.

   (e) Unamortized Debt Expense - Unamortized debt expense represents fees and discounts incurred in obtaining long-term debt. Such costs are being amortized over the terms of the respective bond issues.

   (f) Accounting for Income on Tows in Progress - The Company recognizes income on tows in progress on the percentage of completion method by relating the number of miles completed to date to the total miles to be traveled.

   (g) Reserve for Insurance Claims - The Company is self-insured for personal injury and property claims, certain of which are insured above a deductible amount per occurrence. The Company's estimate of liability for the self-insured claims is included in the "Reserve for Insurance Claims" in the Consolidated Balance Sheets and is net of amounts expected to be recovered from its insurance carriers. Payments made for losses incurred are netted against the related liability for the loss.

   (h) Reclassifications - Certain reclassifications of previously reported amounts have been made to conform with current classifications.

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(2)      RETIREMENT AND EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries, through various Company-administered plans and union-administered plans, provide retirement benefits for substantially all of their employees. Normal retirement age is 65, but provision is made for earlier retirement. Benefits under non-union plans are based on salary or wages and years of service, while benefits under union plans are based on negotiated amounts and years of service.

The funding of retirement and employee benefit plans is in accordance with the requirements of the plans and collective bargaining agreements and, where applicable, is in sufficient amount to satisfy the "Minimum Funding Standards" of the Employee Retirement Income Security Act of 1974.

The net pension cost for these plans and agreements charged to income was as follows:
                                                      1993                 1992           1991
                                                      ----                 ----           ----
                                                                        (000 OMITTED)
                                                      ----------------------------------------
Company-administered plans                            $    280             $  283       $  365
Multi-employer union retirement
   and welfare plans                                       377                322          298
                                                      --------             ------       ------
   Total Net Pension Cost                             $    657             $  605       $  663
                                                      ========             ======       ======

The net pension cost for Company-administered plans consisted of:
                                                      1993                 1992           1991
                                                      ----                 ----           ----
                                                                        (000 OMITTED)
                                                      ----------------------------------------
Service cost                                          $ 1,490              $1,470       $1,360
Interest cost on projected benefit
   obligation                                           1,592               1,392        1,179
Actual return on plan assets                           (4,682)             (2,895)      (5,037)
Net amortization and deferral                           1,880                 316        2,863
                                                      -------               -----       ------
   Total Net Pension Cost                             $   280              $  283       $  365
                                                      =======              ======       ======

The assumptions used to determine the annual pension expense and the projected benefit obligation at the end of the year were as follows:
                                                1993                1992          1991
                                                ----                ----          ----
Assumed discount rate                           7.5%                7.5%          7.5%
Assumed rate of compensation increase           5.0%                5.0%          5.0%
Expected rate of return on plan assets          8.5%                8.5%          7.5%




During 1993 the Company settled portions of its defined benefit pension obligation through the purchase of annuity contracts from insurance companies. In compliance with the provisions of Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans," the Company recognized a pre-tax gain of $603,267 in 1993.

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



(2)      RETIREMENT AND EMPLOYEE BENEFIT PLANS (CONTINUED)

The following table sets forth the funded status of the Company-administered plans and amounts recognized in the consolidated balance sheets as of December 31, 1993 and
1992, respectively, utilizing actuarial measurement dates as of October 1, 1993 and
1992:

                                                        1993           1992
                                                      -----------------------
                                                           (000 OMITTED)
Actuarial present value of benefit obligations:
   Accumulated benefit obligations, including:
         Vested benefits                              $ 12,561      $ 12,210
         Non-vested benefits                             2,623         2,569
                                                      --------      --------
                                                      $ 15,184      $ 14,779
   Effect of future salary increases                     5,365         4,582
                                                      --------      --------

Projected benefit obligations for services
   rendered to date                                   $ 20,549      $ 19,361
                                                      ========      ========

Plan assets at fair value, primarily listed
   stocks and bonds                                   $ 34,315      $ 31,140
Less - Projected benefit obligations                    20,549        19,361
                                                      --------      --------

Excess of plan assets over projected benefit
   obligations                                        $ 13,766      $ 11,779
Unrecognized net obligation at December 31,
   1985 being amortized over 13 - 15 years                (457)         (570)
Unrecognized net actuarial (gain)                       (3,458)       (2,887)
Unrecognized prior service cost                            182           198
Amounts contributed to plans during fourth quarter         191           113
Unfunded accumulated benefits                              (89)          (94)
                                                      --------      --------

   Net Pension Assets                                 $ 10,135      $  8,539
                                                      ========      ========


Certain of the Company's subsidiaries participate in one or more multi-employer pension plans, and contribute to such plans in amounts required by the applicable union contracts. Contribution levels are negotiated between the subsidiaries and the unions. A subsidiary would be required under the Federal law to compute its liability for, and accelerate its funding of, its proportionate share of a multi-employer plan's unfunded vested benefits (if any) upon its withdrawal from, or the termination of, such a plan.

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(3)      POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

The Company and its subsidiaries, through various Company-administered plans and other union retirement and welfare plans under collective bargaining agreements, provide certain health care and life insurance benefits for retired employees. The Company's employees, who are participants in the pension plans, become eligible for these benefits if they reach retirement age while working for the Company.

Effective January 1, 1991, Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Post-Retirement Benefits Other Than Pensions" was adopted by immediately recognizing the cumulative effect of the accounting change. SFAS 106 requires that the expected cost of post-retirement benefits other than pensions be charged to expense during the period that the employee renders service. In prior years, expense was recognized when claims were paid. At the date of adoption, the cumulative effect of the accounting change ("transition obligation") was $8,949,000.

The net post-retirement benefit cost of these plans and agreements charged to expense was as follows:
                                                           DECEMBER 31
                                                     ----------------------
                                                       1993   1992     1991
                                                     ------  ------  ------
                                                         (000 OMITTED)
Service cost                                         $  249  $  336   $  337
Interest cost on accumulated benefit obligation         760     753      762
Net amortization and deferral                            47     (57)       -
                                                     ------  ------   ------
   Net periodic post-retirement benefit costs        $1,056  $1,032   $1,099
                                                     ======  ======   ======

The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets as of December 31, 1993 and 1992 (using a measurement date of October 1, 1993 and 1992):

                                                          DECEMBER 31
                                                     ----------------------
                                                       1993          1992
                                                      ------        ------
                                                          (000 OMITTED)
Accumulated benefit obligation:
   Retirees                                           $ 5,180       $ 6,058
   Fully eligible plan participants                     1,096         1,789
   Other active plan participants                       2,003         2,560
                                                      -------       -------
                                                      $ 8,279       $10,407
Plan assets at fair value                                   -             -
                                                      -------       -------
Accumulated benefit obligation in excess of
   plan assets                                        $ 8,279       $10,407
Unrecognized net gain (loss)                           (1,101)       (3,416)
Unrecognized prior service benefit                      2,128         2,297
                                                      -------       -------
Post-retirement health care reserve                   $ 9,306       $ 9,288
                                                      =======       =======

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(3)      POST-RETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED)

The weighted average discount rate used in determining the accumulated benefit obligation was 7.5%. A 12% and 14% increase in cost of covered health care benefits has been assumed for 1993 and 1992, respectively. This rate of increase is assumed to drop gradually to 5% after 7 years. A one percentage point increase in the assumed health care cost trend would have increased the net periodic post-retirement benefit cost by $48,000 in 1993 and $75,000 in 1992 and the accumulated post-retirement benefit obligation by $561,000 in 1993 and $644,000 in 1992.

(4)      LONG-TERM OBLIGATIONS AND CREDIT AGREEMENTS

(a)      Summary of Long-term Debt - Long-term debt consists of the following:


                                                         DECEMBER 31
                                                    -----------------------
                                                       1993          1992
                                                      ------        ------
                                                          (000 OMITTED)
First Preferred Ship Mortgage Bonds -

   9.9% Series, payable in annual amounts of
         $5,000,000 beginning in 1999 to 2008......     50,000        50,000
   8.1%-9.85% Medium Term Notes, Series A,
         due 2002-2012.............................     75,000        75,000
                                                      --------      --------
              Total Mortgage Bonds..................  $125,000      $125,000
                                                      --------      --------

Obligations under Capital Leases and Other -

   BA Leasing & Capital Corporation (Successor
         to Wells Fargo Leasing Corporation).......   $  8,033      $  8,841
   Security Pacific Equipment Leasing, Inc.......       17,409        18,615
   Westinghouse Credit Corporation...............       10,362        11,138
   8.8% Ship Financing Bond, due 1996............          938         1,314
   Variable-rate promissory note payable to bank
         in annual amounts of $2,425,000 to 1995...      3,031         5,456
   Other (including unamortized debt discount)...         (944)       (1,010)
                                                       -------      --------
                                                      $ 38,829      $ 44,354
                                                      --------      --------
Less:

   Current Portion of Long-Term Debt Included Above   $  5,871      $  5,591
   Monies on Deposit (d).........................          364           163
                                                      --------      --------
                                                      $  6,235      $  5,754
                                                      --------      --------

         Total Long-Term Debt......................   $157,594      $163,600
                                                      ========      ========

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(4)      LONG-TERM OBLIGATIONS AND CREDIT AGREEMENTS (CONTINUED)

(a)      Summary of Long-Term Debt (Continued)

The First Preferred Ship Mortgage Bonds, Ship Financing Bond, and obligations under capital leases are secured by a substantial portion of the Company's towboats and barges and by assignment of rentals for that equipment payable to the company by its subsidiaries. $25,000,000 and $17,000,000 of First Preferred Ship Mortgage Medium-Term Notes were issued in 1992 and 1991, respectively.

Under the most restrictive of the mortgage indentures, the Company, (a) may not pay dividends, reacquire its common stock or make any advances or loans to its stockholder or subsidiaries of its stockholder except to the extent of the sum of (i) Consolidated Net Earnings after December 31, 1988, (ii) the net proceeds of the sale of stock of the Company after December 31, 1988, and (iii) the amount of $50,000,000 with respect to any advances or loans to its stockholder or to subsidiaries of its stockholder, (b) is required to maintain Consolidated Net Current Assets at least equal to $1,250,000, and (c) may not incur or permit any of its subsidiaries to incur additional Senior Unsecured Funded Debt except for refunding unless immediately thereafter Consolidated Net Tangible Assets will aggregate at least 150% of (i) Consolidated Senior Unsecured Funded Debt (excluding therefrom unsecured loans or advances to the company from its stockholder) plus (ii) Consolidated Senior Secured Funded Debt (all terms as defined in the applicable indenture). Under these agreements, $18,197,000 of retained earnings at December 31, 1993 are available for additional dividends to Eastern.

Included in obligations under capital leases is $35,804,000 of barge lease obligations having a weighted average interest rate of 9.8%. Minimum lease payments under these agreements are due in installments through 2003; principal payments due for the next five years amount to $3,070,000 in 1994, $3,378,000 in 1995, $3,719,000 in 1996, $4,095,000 in 1997, and $4,509,000 in 1998.

(b)      Credit Agreements

Eastern maintains a credit agreement with a group of banks which provides for the borrowing by Eastern and certain subsidiaries of up to $60,000,000 at any time through December 31, 1994, with borrowing thereunder maturing not later than December 31, 1995. The Company's maximum available borrowings under the credit agreement are $35,000,000. In addition, Eastern and certain subsidiaries maintain lines of credit totaling $50,000,000, under which the Company can borrow up to $10,000,000. The agreement and lines require facility or commitment fees, which average 1/5 of 1% of the unused portion. During 1993 and at December 31, 1993, the Company had no borrowings outstanding under these agreements. The interest rate for borrowings is the agent bank's prime rate or, at Eastern's option, various alternatives.

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(4)      LONG-TERM OBLIGATIONS AND CREDIT AGREEMENTS (CONTINUED)

   (b)   Credit Agreements  (continued)

Eastern also maintains a $10,000,000 line of credit available to the Company, which provides for interest at the prime rate or, at Eastern's option, rates tied to Eurodollar, certificate of deposit or money market quotes. During 1993 and at December 31, 1993, the Company had no borrowings outstanding under this line of credit.

   (c)   Consolidated Five Year Sinking Funds and Maturities

The aggregate annual sinking fund requirements and current maturities of long-term debt, including capital leases, for the next five years amount to $5,871,000 in 1994, $4,360,000 in 1995, $3,905,000 in 1996, $4,095,000 in 1997,
and $4,509,000 in 1998.

   (d) Deposited Monies

Monies on deposit with trustee are netted against long-term debt. In accordance with the provision of certain bond indentures, these amounts represent deposits with the bond trustee for the equipment mortgaged under the bond indenture and subsequently sold. It is the Company's intention to repurchase its own bonds with these funds to be used for sinking fund requirements.

(5)      INCOME TAXES

The Company and its subsidiaries are members of an affiliated group of Companies which files a consolidated Federal Income Tax return with Eastern. The Companies follow the policy, established for the group, of providing for Federal Income Taxes which would be payable on a separate company basis. For financial reporting purposes, investment tax credits were deferred and are being amortized to income over the book life of the related property and equipment.

The following is a summary of the provision for income taxes:

                                                       YEARS ENDED DECEMBER 31,
                                                       -------------------------
                                                 1993                1992                 1991
                                                ------              ------               ------
                                                               (000 OMITTED)
Current:
   Federal                                      $ 7,835              $ 5,364              $ 6,789
   State                                            415                  407                  481
                                                -------              -------              -------
         Total Current Provision                $ 8,250              $ 5,771              $ 7,270

Deferred:
   Federal                                        2,169                3,497                1,375
                                                -------              -------              -------
         Total Provision                        $10,419              $ 9,268              $ 8,645
                                                =======              =======              =======

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



(5) INCOME TAXES (CONTINUED)

Deferred Federal Income Taxes resulting from timing differences between financial and taxable income consist of the following:

                                                           YEARS ENDED DECEMBER 31,
                                                           ------------------------
                                                 1993                 1992                1991
                                                ------               ------              ------
                                                                   (000 OMITTED)
   Accelerated depreciation                     $ 1,944             $ 2,943             $ 2,831
   Effect of increase (decrease) in
         Federal Income Tax rate                  1,572                   -              (1,500)
   Non-deductible reserves                       (1,296)                355               1,000
   Other, net                                       (51)                199                (956)
                                                -------             --------            -------
         Total Deferred Provision               $ 2,169             $ 3,497             $ 1,375
                                                =======             =======             =======

The table below reconciles the statutory U.S. Federal Income Tax provision to the recorded income tax provision:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                  1993                1992                1991
                                                 ------              ------              ------
                                                                      (000 OMITTED)
   Statutory rate                                    35%                 34%                 34%
   Computed provision for income taxes
         at statutory Federal rate              $ 8,539             $ 8,968             $10,049
   Increase (decrease) from statutory
         rate resulting principally from:
     Investment tax credit                            -                   -                (264)
     State taxes, net of Federal benefit            270                 269                 317
     Effect of increase (decrease) in
         Federal income tax rate                  1,572                   -              (1,500)
     Nondeductible expenses                          28                  26                  29
     Other, net                                      10                   5                  14
                                                -------             -------             -------
   Provision for Income Taxes                   $10,419             $ 9,268             $ 8,645
                                                =======             =======             =======

Effective January 1, 1992, Midland adopted the Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

At the date of adoption, Midland recorded a tax credit of approximately $12,156,000 which represents the net decrease to the deferred tax liabilities as of that date. This amount has been reflected in the consolidated statement of earnings as the cumulative effect of an accounting change.

The 1991 tax provision was reduced by $1,755,000 of credits no longer applicable under SFAS 109.

The Revenue Reconciliation Act of 1993, increased the statutory Federal income tax rate from 34% to 35%, effective January 1, 1993. The provision for income tax in 1993 includes approximately $240,000 for the impact of the rate change in the current earnings, and approximately $1,572,000 to reflect the additional deferred tax requirements as of January 1, 1993, in accordance with SFAS 109.

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)      INCOME TAXES (CONTINUED)

Significant items making up deferred tax liabilities and deferred tax assets, as of
December 31, 1993 and 1992, are as follows:

                                               1993            1992
                                             ---------       ---------
                                                   (000 Omitted)
   Assets:
     Post-retirement benefits                 $   3,292      $   3,158
     Other                                        5,973          4,827
                                              ---------      ---------
        Total Deferred Tax Assets             $   9,265      $   7,985

   Liabilities:
     Accelerated depreciation                   (59,967)       (56,474)
     Other                                       (7,197)        (7,527)
                                              ---------      ---------
     Total Deferred Tax Liabilities           $ (67,164)     $ (64,001)
                                              ---------      ---------
          Total Deferred Taxes                $ (57,899)     $ (56,016)
                                              =========      =========


(6)      PROPERTY AND EQUIPMENT

   (a) Depreciation and Amortization - Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment. Depreciation and amortization as a percentage of average depreciable assets was 4.2%, 4.1%, and 3.9% in 1993, 1992 and 1991, respectively.

   (b) Maintenance & Repairs - The costs of routine maintenance and repairs are charged to expense as incurred. Major renovations and renewals, which benefit future periods or extend the life of the asset, are capitalized and amortized over their estimated useful lives.

   (c) Interest During Construction - The Company reflects as an element of cost in all major construction projects the estimated cost of borrowed funds employed during the period of construction. Capitalized interest is amortized over the estimated useful life of the property or equipment.

(7)      COMMITMENTS

The Company and its subsidiaries lease certain facilities, vessels and equipment under long-term leases which expire on various dates through 2008.

The minimum rental commitment for noncancelable operating leases at December 31, 1993 is as follows:

                                              MINIMUM
         YEARS ENDING                      ANNUAL RENTAL
         ------------                      -------------
                                           (000 OMITTED)
              1994                         $ 4,278
              1995                           3,672
              1996                           3,147
              1997                           1,817
              1998                             800
         1999 - 2008                         3,725
                                           -------
                                           $17,449
                                           =======

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(8)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

The following amounts were charged to expense during the years ended December 31, 1993, 1992 and 1991.

                                                       1993                   1992                1991
                                                      ------                 ------              ------
                                                                          (000 OMITTED)
Maintenance and repairs                               $ 21,725             $ 24,063             $ 25,112
                                                      ========             ========             ========

Taxes, other than income taxes -

   Real estate and personal property                  $  1,769             $  1,676             $  1,612

   Payroll taxes                                         4,384                4,557                4,595

   Federal Waterways User Tax                            7,550                6,498                5,794

   Other                                                   570                  169                  195
                                                      --------             --------             --------

                                                      $ 14,273             $ 12,900             $ 12,196
                                                      ========             ========             ========

Long-term rentals                                     $  4,042             $  3,429             $  1,901
                                                      ========             ========             ========


Short-term charter rents, which represent amounts paid for the charter of towboat equipment on a day-to-day, "fully-found" (i.e., fully equipped and crew included, with all operating costs included in the charter fee) basis, as well as the costs of chartering barges on a day-to-day basis, have been excluded from the above rentals. Such amounts are not included above since, (1) they are considered to be essentially an "outside towing" or barge "per diem" expense, (2) they involve no continuing commitments on the part of the Company and its subsidiaries, and (3) the rental amounts contain little or no interest factor.

Amortization of intangibles, royalties, advertising costs and research and development costs have been omitted as the information is not applicable or not significant.

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(9)           SIGNIFICANT CUSTOMERS

None of the subsidiaries' customers accounted for more than 10% of the Company's total consolidated operating revenues in 1993, 1992 and 1991.

(10)     FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments:

Cash, trade receivables and accounts payable: The carrying amounts approximates fair value because of the short maturity of these instruments.

Long-term debt: The fair value of long-term debt is estimated using discounted cash flow analyses based on the current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and estimated fair values of Midland's financial instruments at
December 31, 1993 and 1992 are as follows:


                                                    CARRYING                 FAIR
                                                     AMOUNT                  VALUE
                                                    --------               --------
                                                             (000 Omitted)
DECEMBER 31, 1993

Long-term debt                                        $123,692             $149,223


DECEMBER 31, 1992

Long-term debt                                        $123,827             $140,491

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)






(11)     UNAUDITED INTERIM FINANCIAL INFORMATION

The following table summarizes the Company's reported unaudited consolidated quarterly results of operations for the years ended December 31, 1993 and 1992.

                                                  THREE MONTHS ENDED
                                     ----------------------------------------------
                                     MAR. 31     JUNE 30      SEPT. 30      DEC. 31
                                     -------     -------      --------      -------
                                                        (000 OMITTED)
 1993
- ------

Revenues                             $ 65,850    $ 66,746     $ 56,427      $ 65,898
                                     ========    ========     ========      ========

Operating Earnings                   $  9,087    $  9,812     $  5,009      $  9,093
                                     ========    ========     ========      ========

Earnings before cumulative
  effect of accounting change        $  3,730    $  4,252     $   (563)     $  6,558
                                     ========    ========     =========     ========

Net earnings                         $  3,730    $  4,252     $   (563)     $  6,558
                                     ========    ========     =========     ========


 1992
- ------

Revenues                             $ 61,569    $ 64,327     $ 66,423      $ 71,298
                                     ========    ========     ========      ========

Operating Earnings                   $  7,668    $  9,913     $  9,596      $ 11,099
                                     ========    ========     ========      ========

Earnings before cumulative
  effect of accounting change        $  2,847    $  4,413     $  4,486      $  5,362
                                     ========    ========     ========      ========

Net earnings                         $ 15,003    $  4,413     $  4,486      $  5,362
                                     ========    ========     ========      ========

                                                                                                                SCHEDULE V

                                                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                                                             PROPERTY AND EQUIPMENT
                                                     FOR THREE YEARS ENDED DECEMBER 31, 1993
                                                                  (000 OMITTED)


                                                  BALANCE                             SALES                           BALANCE
                                                 BEGINNING        ADDITIONS            AND           OTHER              END
                                                  OF YEAR          AT COST         RETIREMENTS       CHANGES          OF YEAR
                                                 ---------        ---------        -----------       -------          -------
  1993
- --------

Towboats & Barges                                $ 556,753        $  13,861        $ (22,687)        $  (5,278)       $ 542,649

Terminals & Other Facilities                        59,698              330           (2,005)             (684)          57,339

Land                                                 5,188                -              (52)               23            5,159
                                                 ---------        ---------        ---------         ---------        ---------

                                                 $ 621,639        $  14,191        $ (24,744)        $  (5,939)       $ 605,147
                                                 =========        =========        =========         =========        =========


  1992
- --------

Towboats & Barges                                $ 538,271         $  27,634       $  (2,799)        $  (6,353)       $ 556,753

Terminals & Other Facilities                        59,350             1,693            (403)             (942)          59,698

Land                                                 5,188                 -                -                -            5,188
                                                 ---------         ---------        ---------        ---------        ---------

                                                 $ 602,809         $  29,327        $  (3,202)       $  (7,295)       $ 621,639
                                                 =========         =========        =========        =========        =========


  1991
- --------

Towboats & Barges                                $ 498,893         $  47,183        $  (3,804)       $  (4,001)       $ 538,271

Terminals & Other Facilities                        58,210             1,348             (208)               -           59,350

Land                                                 5,225                 -              (37)               -            5,188
                                                 ---------         ---------        ---------        ---------        ---------

                                                 $ 562,328         $  48,531        $  (4,049)       $  (4,001)       $ 602,809
                                                 =========         =========        =========        =========        =========


                                                                                                                 SCHEDULE VI

                                                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                                       ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT
                                                     FOR THREE YEARS ENDED DECEMBER 31, 1993
                                                                  (000 OMITTED)

                                                          ADDITIONS
                                                 -----------------------------
                               BALANCE           CHARGED           CHARGED            SALES                       BALANCE
                               BEGINNING         TO                TO OTHER            AND                        END OF
                               OF YEAR           EXPENSES          ACCOUNTS(A)      RETIREMENTS   OTHER            YEAR
                               ----------        --------          -----------      -----------   -------         -------
  1993
- --------

Towboats & Barges              $ 248,087         $  22,850         $     693        $ (21,533)    $      -        $250,097

Terminals & Other Facilities      36,407             2,437                97             (538)           -          38,403
                               ---------         ---------         ---------        ----------    --------        --------

                               $ 284,494         $  25,287         $     790        $ (22,071)    $      -        $288,500
                               =========         =========         =========        ==========    ========        ========



  1992
- --------

Towboats & Barges              $ 234,411         $  22,143         $     645        $  (9,112)    $      -        $248,087

Terminals & Other Facilities      34,250             2,464               104             (411)           -          36,407
                               ---------         ---------         ---------        ----------    --------        --------

                               $ 268,661         $  24,607         $     749        $  (9,523)    $      -        $284,494
                               =========         =========         =========        ==========    ========        ========



  1991
- --------

Towboats & Barges              $ 221,025         $  19,869         $     664        $  (3,146)    $(4,001)        $234,411

Terminals & Other Facilities      31,946             2,371               114             (181)           -          34,250
                               ---------         ---------         ---------        ----------    --------        --------

                               $ 252,971         $  22,240         $     778        $  (3,327)    $(4,001)        $268,661
                               =========         =========         =========        ==========    ========        ========


(a)      Transfers to other balance sheet accounts.

                                                                                              SCHEDULE VIII
                               MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                            VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                              FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                             (OOO OMITTED)

                                                          ADDITIONS               DEDUCTIONS
                                                      -----------------           ----------
                                                                                  Charges
                                                                                  for which
                                           Balance    Charged       Charged       Reserves       Balance
                                           Beginning  Costs &       to Other        Were          End of
                                           Of Year    Expenses      Accounts       Created         Year
                                           -------    --------      --------      ---------       -------
 1993
- ------

Allowances and reserves deducted
  from assets-
   Allowance for doubtful accounts         $   428    $     -       $     -       $       -      $    428
                                           =======    =======       =======       =========      ========

Reserves included in liabilities -
   Reserve for environmental expenses          884        (76)            -              33           841
   Reserve for insurance claims              8,480      5,587         1,098          (6,880)        8,285
   Reserve for post-retirement
         health care                         9,288      1,056             -          (1,038)        9,306
   Reserve for employee benefits             2,670      6,904            65          (7,076)        2,563
                                           -------    -------       -------       ---------       -------
         Total Other Reserves              $21,322    $13,471       $ 1,163       $ (14,961)      $20,995
                                           =======    =======       =======       =========       =======


 1992
- ------

Allowances and reserves deducted
  from assets-
   Allowance for doubtful accounts         $   424    $     -       $     -       $      4        $   428
                                           =======    =======       =======       ========        =======

Reserves included in liabilities -
   Reserve for environmental expenses        1,120          -           282           (518)           884
   Reserve for insurance claims              8,722      5,932           232         (6,406)         8,480
   Reserve for post-retirement
         health care                         9,184      1,168             -         (1,064)         9,288
   Reserve for employee benefits             2,061      7,231            46         (6,668)         2,670
                                           -------    -------       -------       --------        -------
         Total Other Reserves              $21,087    $14,331       $   560       $(14,656)       $21,322
                                           =======    =======       =======       ========        =======

 1991
- ------

Allowances and reserves deducted
  from assets-
   Allowance for doubtful accounts         $   679    $  (288)      $     -       $     33        $   424
                                           =======    =======       =======       ========        =======

Reserves included in liabilities -
   Reserve for environmental expenses        1,999        610             -         (1,489)         1,120
   Reserve for insurance claims              9,170      5,499         1,339         (7,286)         8,722
   Reserve for post-retirement
         health care                           235      8,949             6             (6)         9,184
   Reserve for employee benefits             2,345      7,432           (11)        (7,705)         2,061
                                           -------    -------       -------       --------        -------
         Total Other Reserves              $13,749    $22,490       $ 1,334       $(16,486)       $21,087
                                           =======    =======       =======       ========        =======