Form 10-Q
period 1994-03-31
MIDLAND ENTERPRISES INC /DE/
filed 1994-05-04
CIK 66029

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1994
                  --------------

                or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _______________________ to _________________

Commission File Number 2-39895


                           MIDLAND ENTERPRISES INC.
   ----------------------------------------------------------------------
                    (Exact name of registrant as specified
                                in its charter)


          DELAWARE                                           04-2284434
- - ---------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)



 1400-580 BUILDING, CINCINNATI, OHIO                          45202
- - ---------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip code)


Registrant's telephone number, including area code      513-721-4000
                                                    -----------------------


                                     NONE
- - ---------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X     No
                                  ---       ---
___________________________________________________________________________

The number of shares of common stock of Midland Enterprises Inc. outstanding as of the date of this report was 15 1/2, all held by Eastern Enterprises.

Registrant meets the conditions set forth in general instructions H(1) (a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

ITEM 1.
FINANCIAL STATEMENTS

Company or group of companies for which report is filed:
Midland Enterprises Inc. and Subsidiaries ("Midland")
- - -----------------------------------------------------
Consolidated Statements of Income
- - ---------------------------------

                                                                              (000 Omitted)
                                                                 --------------------------------------
                                                                        For the   For the
                                                                  Three Months Ended  Three Months Ended
                                                                 ------------------   ------------------
                                                                  March 31,                March 31,
                                                                    1994                     1993
                                                                 ---------                 ---------
Operating Revenues                                               $  58,166                 $  65,850
                                                                 ---------                 ---------
Operating Costs and Expenses:

      Operating expenses                                            40,094                    43,205
      Depreciation and amortization                                  5,670                     6,288
      Selling, general & administrative
        expenses                                                     2,528                     2,761
      Overhead allocation from Parent                                  711                       711
      Taxes, other than income                                       4,138                     3,798
                                                                 ---------                 ---------
                                                                    53,141                    56,763
                                                                 ---------                 ---------

       Operating earnings                                            5,025                     9,087
                                                                 ---------                 ---------

Other Income (Expense):
       Interest income from Parent                                     531                       564
       Interest income other                                             7                         8
       Gain (loss) on sale of assets
             and other, net                                             (3)                      (13)
                                                                 ---------                 ---------
                                                                       535                       559
                                                                 ---------                 ---------
Interest Expense:
       Long-term debt                                                3,897                     3,999
       Other, including amortization of
             debt expense                                               26                        30
       Interest capitalized during
             construction                                              (38)                     (140)
                                                                 ---------                 ---------
                                                                     3,885                     3,889
                                                                 ---------                 ---------
Earnings before income taxes                                         1,675                     5,757

Provision for income taxes                                             529                     2,027
                                                                 ---------                 ---------
Net Earnings                                                     $   1,146                 $   3,730
                                                                 =========                 =========

                     The accompanying notes are an integral
                      part of these financial statements.

                                                                       Form 10-Q
                                                                          Page 3



Midland Enterprises Inc. And Subsidiaries
- - ------------------------------------------
Consolidated Balance Sheets
- - ---------------------------

                                                                                  (000 Omitted)
                                                               ----------------------------------------------------
                                                                March 31,            Dec. 31,             March 31,
                                                                  1994                 1993                 1993
                                                                ---------            ---------            ---------
Assets

Current Assets:
       Cash and cash equivalents                                $      89            $      88            $      90
       Receivables -
          Trade, net                                               24,379               25,487               19,635
          Parent                                                   60,660               56,952               44,653
          Other                                                     1,329                  222                  499
       Materials, supplies & fuel                                  12,491               12,965               15,670
       Prepaid expenses                                             1,233                1,676                  992
                                                                ---------            ---------            ---------

       Total current assets                                       100,181               97,390               81,539
                                                                ---------            ---------            ---------

Property and Equipment, at cost                                   603,859              605,147              624,771
       Less-Accumulated depreciation                              292,238              288,500              290,065
                                                                ---------            ---------            ---------

       Net property and equipment                                 311,621              316,647              334,706
                                                                ---------            ---------            ---------

Other Assets:
       Deferred pension charges                                    10,730               10,729                9,382
       Other                                                        5,145                5,330                5,582
                                                                ---------            ---------            ---------

       Total other assets                                          15,875               16,059               14,964
                                                                ---------            ---------            ---------

       Total assets                                             $ 427,677            $ 430,096            $ 431,209
                                                                =========            =========            =========



                                              The accompanying notes are an integral
                                                part of these financial statements.


                                                                       FORM 10-Q
                                                                          Page 4



Midland Enterprises Inc. and Subsidiaries
- - -----------------------------------------
Consolidated Balance Sheets
- - ---------------------------

                                                                                 (000 Omitted)
                                                              ----------------------------------------------------
                                                              March 31,             Dec. 31,             March 31,
                                                                 1994                 1993                 1993
                                                              ---------            ---------             ---------
Liabilities and Stockholder's Equity

Current Liabilities:
       Current portion of
         long-term debt                                         $   5,944            $   5,871            $   5,658
       Accounts Payable -
          Trade                                                    11,202               12,622               10,728
          Parent                                                      161                  349                  230
       Income taxes payable                                           781                3,324                3,040
       Accrued expenses                                            14,382               10,449               13,740
       Other current liabilities                                   15,188               16,097               15,540
                                                                ---------            ---------            ---------

       Total current liabilities                                   47,658               48,712               48,936
                                                                ---------            ---------            ---------

Long-Term Debt                                                    156,101              157,594              162,092
                                                                ---------            ---------            ---------

Other Liabilities:
       Deferred income taxes                                       58,545               57,899               56,565
       Unamortized investment
         tax credits                                                5,021                5,192                5,790
       Post-retirement health care                                  9,052                9,306                9,409
       Other reserves                                               1,125                1,503                1,486
                                                                ---------            ---------            ---------

          Total other liabilities                                  73,743               73,900               73,250
                                                                ---------            ---------            ---------

Stockholder's Equity:
       Common stock, $100 par value -
          Authorized - 1,000 shares
          Shares issued & outstanding -
           15 1/2 shares                                                1                    1                    1
       Capital in excess of par value                              52,519               52,519               52,519
       Retained earnings                                           97,655               97,370               94,411
                                                                ---------            ---------            ---------

       Total stockholder's equity                                 150,175              149,890              146,931
                                                                ---------            ---------            ---------

       Total liabilities and
          stockholder's equity                                  $ 427,677            $ 430,096            $ 431,209
                                                                =========            =========            =========

                                              The accompanying notes are an integral
                                                part of these financial statements.


                                                                       FORM 10-Q
                                                                          Page 5


Midland Enterprises Inc. and Subsidiaries
- - -----------------------------------------
Consolidated Statements of Cash Flows
- - -------------------------------------
                                                                      (000 Omitted)
                                                                 For the Three Months Ended
                                                                 --------------------------
                                                                   March 31,     March 31,
                                                                     1994          1993
                                                                   ---------     ---------
Cash Flows from Operating Activities:
- - -------------------------------------
       Net earnings                                             $   1,146            $   3,730
       Adjustments to reconcile net earnings to
         net cash provided by operating activities:
         Depreciation and amortization                              5,670                6,288
         Deferred and current income taxes                         (1,897)               1,374
          Net (gain) loss on sale of assets                             2                    4
         Other changes in assets and liabilities:
           Trade and other receivables                                  1                6,152
            Materials, supplies & fuel                                474                 (197)
            Accounts payable                                       (1,608)              (1,390)
            Accrued expenses and other current
              liabilities                                           3,024                5,882
            Other                                                    (117)                 205
                                                                ---------            ---------
              Net Cash Provided by
                Operating Activities                                6,695               22,048
                                                                ---------            ---------

Cash Flows from Investing Activities:
- - ------------------------------------
       Capital expenditures                                        (1,119)              (4,257)
       (Increase) decrease in Parent receivable                    (3,708)             (13,544)
       Proceeds from asset dispositions                               429                    7
                                                                ---------            ---------

              Net Cash Used in Investing Activities                (4,398)             (17,794)
                                                                ---------            ---------

Cash Flows from Financing Activities:
- - ------------------------------------
       Issuance of long-term debt                                       -                    -
       Repayment of long-term debt                                 (1,436)              (1,456)
       Cash dividends paid to Parent                                 (860)              (2,798)
                                                                ---------            ---------

             Net Cash Provided by (Used in)
                Financing Activities                               (2,296)              (4,254)
                                                                ---------            ---------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                                      1                    -

Cash and Cash Equivalents at Beginning
  of Period                                                            88                   90
                                                                ---------            ---------

Cash and Cash Equivalents at End of Period                      $      89            $      90
                                                                =========            =========

Supplemental Disclosures of Cash
- - --------------------------------
  Flow Information:
- - ------------------
Cash paid during the period for:
       Interest, net of amounts capitalized                     $     916            $     821
       Income taxes                                             $   2,092            $     654


                                              The accompanying notes are an integral
                                                part of these financial statements.


                                                                       FORM 10-Q
                                                                          Page 6



                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                         Notes to Financial Statements
                                 March 31, 1994




(1)  ACCOUNTING POLICIES

       It is Midland's opinion that the financial information contained in this report reflects all adjustments necessary to present a fair statement of the results for the period reported, but such results are not necessarily indicative of results to be expected for the year, due to the somewhat seasonal nature of Midland's operations. All such adjustments were of a normal, recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein when read with the annual report for 1993 filed on Form 10-K are adequate to make the information presented not misleading.

                                                                       FORM 10-Q
                                                                          Page 7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         & RESULTS OF OPERATIONS
         -----------------------




RESULTS OF OPERATIONS
- - ---------------------
Reductions in contract towing, changes in commodity mix, rate reductions and rate de-escalations resulted in a 12% decrease in revenues from the prior year. Downtime for unscheduled plant maintenance at Midland's largest customer and lost volume from a long-term contract currently subject to litigation contributed to a 29% reduction in utility contract coal ton miles from the 1993 level. In addition, volume in 1993 was positively impacted by stockpiling in anticipation of a possible coal miners strike. Redeployment of equipment to other commodities and tramp towing helped limit the reduction in overall ton miles to 6%. Midland's liquid barge business, which was sold in December 1993, generated revenues of $2.7 million in the first quarter of 1993.

Operating earnings were negatively impacted by the reduced utility contract coal volume as previously discussed, and lower rates associated with non-coal tonnage. Significantly higher operating costs, as compared to 1993, resulting from reduced tow sizes, loading delays and other inefficiencies due to extended ice and high water conditions were partially offset by the implementation of cost savings programs instituted in late 1993. The adverse operating conditions and the resulting higher operating costs are expected to continue into the second quarter. Net earnings for the first quarter declined 69% as compared to last year.

Midland has negotiated an extension of its long-term contract with its largest customer, Cincinnati Gas & Electric Co., through the year 2000. Under the terms of the extension, Midland made some rate concessions, effective January 1, 1994, in exchange for certain renewal and efficiency improvement rights.

LIQUIDITY AND CAPITAL RESOURCES
Debt payments, dividends and advances to Parent and capital expenditures of $1,119,000 were funded from cash provided by operating activities in the First Quarter of 1994.

                                                                       FORM 10-Q
                                                                          Page 8





                           PART II. OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
    (b)  REPORTS ON FORM 8-K
         -------------------
There were no reports on Form 8-K filed in the first quarter of 1994.

                                                             Form 10-Q
                                                                Page 9



                                  SIGNATURE

        It is Midland's opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary for a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of Midland's operations. All accounting policies have ben applied in a manner consistent with prior periods. Such financial information is subject to year end adjustments and annual audit by independent public accountants.

        Pursuant to the requirements of the Securities Exchange Act of 1934, Midland has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MIDLAND ENTERPRISES INC.

                                    BY: /S/ R.L. Doettling
                                        ------------------
                                        R.L. Doettling
                                        Senior Vice President
                                        Finance and Administration
                                        Principal Financial Officer and
                                        Duly Authorized Officer




Date:   May 4, 1994