Form 10-Q
period 1994-06-30
MIDLAND ENTERPRISES INC /DE/
filed 1994-08-02
CIK 66029

                                  Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1994
                  -------------
        or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _________________

Commission File Number 2-39895
                       -------
                           MIDLAND ENTERPRISES INC.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        DELAWARE                                           04-2284434
- -------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S.  Employer
 incorporation or organization)                          Identification No.)

1400-580 BUILDING, CINCINNATI, OHIO                          45202
- -------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code      513-721-4000
                                                   ----------------------------
                                     NONE
- -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

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

- -------------------------------------------------------------------------------
The number of shares of common stock of Midland Enterprises Inc. outstanding as of the date of this report was 15 1/2, all held by Eastern Enterprises.

Registrant meets the conditions set forth in general instructions H(1) (a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                                                FORM 10-Q
                                                                Page 2
ITEM 1.
FINANCIAL STATEMENTS
- --------------------
Company or group of companies for which report is filed:
Midland Enterprises Inc. And Subsidiaries ("Midland")
- -----------------------------------------------------

Consolidated Statements of Earnings                      (000 Omitted)
- -----------------------------------                For the              For the
                                                 Three Months Ended   Six  Months Ended
                                                 -------------------  ------------------
                                                 June  30, June  30,   June  30, June 30,
                                                   1994       1993     1994      1993
                                                 -------------------  ------------------
Operating Revenues                              $ 68,986   $ 66,746   $127,152  $132,596
                                                --------   --------   --------  --------

Operating Costs and Expenses:

  Operating expenses                            $ 46,012   $ 44,240   $ 86,106  $ 87,445
  Depreciation and amortization                    5,647      6,287     11,317    12,575
  Selling, general and
    administrative expenses                        2,670      2,085      5,198     4,846
  Overhead allocation from
   Parent                                            711        711      1,422     1,422
  Taxes, other than income                         4,075      3,611      8,213     7,409
                                                --------   --------   --------  --------

                                                $ 59,115   $ 56,934   $112,256  $113,697
                                                --------   --------   --------  --------

  Operating Earnings                            $  9,871   $  9,812   $ 14,896  $ 18,899
                                                --------   --------   --------  --------

Other Income (Expense):

  Interest income from Parent                   $    577   $    566   $  1,108  $  1,130
  Interest income other                               11          6         18        14
  Gain on sale of barge facility
    including $851,000 of curtailment gains        2,300          -      2,300         -
  Gain (loss) on sale of assets
    and other, net                                    58         26         55        14
                                                --------   --------   --------  --------

                                                $  2,946   $    598   $  3,481  $  1,158
                                                --------   --------   --------  --------

Interest Expense:

  Long-term debt                                $  3,885   $  3,988   $  7,782  $  7,988
  Other, including amortization
    of debt expense                                   43         32         69        63
  Interest capitalized during
    construction                                       -       (153)       (38)     (294)
                                                --------   --------   --------  --------

                                                $  3,928   $  3,867   $  7,813  $  7,757
                                                --------   --------   --------  --------

Earnings before income taxes                    $  8,889   $  6,543   $ 10,564  $ 12,300

Provision for income taxes                         3,170      2,291      3,699     4,318
                                                --------   --------   --------  --------

Net Earnings                                    $  5,719   $  4,252   $  6,865  $  7,982
                                                ========   ========   ========  ========

                                              The accompanying notes are an integral
                                                part of these financial statements.

                                                                                                              FORM 10-Q
                                                                                                              PAGE 3


Midland Enterprises Inc. And Subsidiaries
- -----------------------------------------
Consolidated Balance Sheets
- ---------------------------
                                                                                  (000 Omitted)
                                                                ---------------------------------------------------
                                                                June  30,            Dec. 31,             June  30,
                                                                  1994                 1993                 1993
                                                                ---------            ---------            ---------
Assets

Current Assets:
       Cash and cash equivalents                                $   5,088            $      88            $      91
       Receivables -
          Trade, net                                               28,003               22,714               23,093
          Parent                                                   65,205               56,952               37,457
          Other                                                     1,380                2,995                  299
       Materials, supplies & fuel                                   9,068               12,965               15,244
       Prepaid expenses                                             2,124                1,676                2,503
                                                                ---------            ---------            ---------

       Total current assets                                     $ 110,868            $  97,390            $  78,687
                                                                ---------            ---------            ---------

Property and Equipment, at cost                                 $ 582,724            $ 605,147            $ 623,708
       Less-Accumulated Depreciation                              284,797              288,500              291,881
                                                                ---------            ---------            ---------

       Net property and equipment                               $ 297,927            $ 316,647            $ 331,827
                                                                ---------            ---------            ---------

Other Assets:
       Deferred pension charges                                 $  11,075            $  10,729            $   9,987
       Other                                                        5,068                5,330                5,545
                                                                ---------            ---------            ---------

       Total other assets                                       $  16,143            $  16,059            $  15,532
                                                                ---------            ---------            ---------

       Total Assets                                             $ 424,938            $ 430,096            $ 426,046
                                                                =========            =========            =========

                                              The accompanying notes are an integral
                                                part of these financial statements.

                                                                                                                       FORM 10-Q
                                                                                                                       Page 4


MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
- -----------------------------------------
CONSOLIDATED BALANCE SHEETS
- ---------------------------
                                                                                   (000 Omitted)
                                                                ----------------------------------------------------
                                                                June  30,             Dec. 31,             June  30,
                                                                   1994                 1993                 1993
                                                                ---------            ---------            ----------
Liabilities and Stockholder's Equity

Current Liabilities:
       Current portion of
         long-term debt                                         $   5,415            $   5,871            $   5,727
       Accounts Payable -
          Trade                                                     9,792               12,622               10,052
          Parent                                                    2,523                  349                1,940
       Income taxes payable                                           590                3,324                  324
       Accrued expenses                                            11,759               10,449               11,164
       Other current liabilities                                   16,573               16,097               14,259
                                                                ---------            ---------            ---------

       Total current liabilities                                $  46,652            $  48,712            $  43,466
                                                                ---------            ---------            ---------

Long-Term Debt                                                  $ 155,184            $ 157,594            $ 160,598
                                                                ---------            ---------            ---------

Other Liabilities:
       Deferred income taxes                                    $  57,323            $  57,899            $  57,555
       Unamortized investment
         tax credits                                                4,465                5,192                5,609
       Post-retirement health care                                  8,849                9,306                9,398
       Other reserves                                                 860                1,504                1,426
                                                                ---------            ---------            ---------

          Total other liabilities                               $  71,497            $  73,901            $  73,988
                                                                ---------            ---------            ---------

Stockholder's Equity:
       Common stock, $100 par value -
          Authorized - 1,000 shares
          Shares issued & outstanding -
           15 1/2 shares                                        $       1            $       1            $       1
       Capital in excess of par value                              52,519               52,519               52,519
       Retained earnings                                           99,085               97,369               95,474
                                                                ---------            ---------            ---------

       Total stockholder's equity                               $ 151,605            $ 149,889            $ 147,994
                                                                ---------            ---------            ---------

       Total liabilities and
          stockholder's equity                                  $ 424,938            $ 430,096            $ 426,046
                                                                =========            =========            =========

                                              The accompanying notes are an integral
                                                part of these financial statements.

                                                                                                                       FORM 10-Q
                                                                                                                       Page 5

Midland Enterprises Inc. and Subsidiaries
- -----------------------------------------
Consolidated Statements of Cash Flows
- -------------------------------------
                                                                                           (000 Omitted)
                                                                                     For the Six  Months Ended
                                                                                     -------------------------
                                                                                       June  30,     June 30,
                                                                                         1994          1993
                                                                                       ---------     ---------
Cash Flows From Operating Activities:
- -------------------------------------
       Net earnings                                                                  $   6,866      $   7,982
       Adjustments to reconcile net earnings to
         net cash provided by operating activities:
         Depreciation and amortization                                                  11,318         12,575
         Deferred and current income taxes                                              (3,310)          (352)
          Net (gain) loss on sale of assets                                             (2,672)           (36)
         Other changes in assets and liabilities:
           Trade and other receivables                                                  (3,674)         2,894
            Materials, supplies & fuel                                                   3,897            229
            Accounts payable                                                              (656)          (356)
            Accrued expenses and other current
              liabilities                                                                1,786          2,025
            Other                                                                       (2,693)     $  (1,836)
                                                                                     ---------      ---------
              Net Cash Provided by
                Operating Activities                                                 $  10,862      $  23,125
                                                                                     ---------      ---------

Cash Flows from Investing Activities:
- ------------------------------------
       Capital expenditures                                                          $  (1,643)     $ ( 8,018)
       (Increase) decrease in Parent receivable                                        ( 8,253)       ( 6,348)
       Proceeds from asset dispositions                                                 12,083            126
                                                                                     ---------      ---------

              Net Cash Provided by (Used in) Financing
                    Activities                                                       $   2,187      $ (14,240)
                                                                                     ---------      ---------

Cash Flows from Financing Activities:
- ------------------------------------
       Issuance of long-term debt                                                    $       -      $       -
       Repayment of long-term debt                                                      (2,899)       ( 2,898)
       Cash dividends paid to Parent                                                    (5,150)        (5,986)
                                                                                     ---------      ---------

             Net Cash Provided by (Used in)
                Financing Activities                                                 $  (8,049)     $  (8,884)
                                                                                     ---------      ---------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                                                   $   5,000      $       1

Cash and Cash Equivalents at Beginning
  of Period                                                                                 88             90
                                                                                     ---------      ---------

Cash and Cash Equivalents at End of Period                                           $   5,088      $      91
                                                                                     =========      =========

Supplemental Disclosures of Cash
- --------------------------------
  Flow Information:
- ------------------
Cash paid during the period for:
       Interest, net of amounts capitalized                                          $   7,782      $   7,625
       Income taxes                                                                  $   4,634      $   4,634

                                              The accompanying notes are an integral
                                                part of these financial statements.

                                                                       FORM 10-Q
                                                                          Page 6



                  MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                        Notes to Financial Statements
                                June 30, 1994





(1)  ACCOUNTING POLICIES

       It is Midland's opinion that the financial information contained in this report reflects all adjustments necessary to present a fair statement of the results for the periods reported, but such results are not necessarily indicative of results to be expected for the year, due to the somewhat seasonal nature of Midland's operations. All such adjustments were of a normal, recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein when read with the annual report for 1993 filed on Form 10-K are adequate to make the information presented not misleading.

                                                                       FORM 10-Q
                                                                          Page 7





ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         &  RESULTS OF OPERATIONS
         ------------------------



Results of Operations
- ---------------------
Significant increases in towing of domestic spot and export coal, aggregates, ores and tramp barges resulted in second quarter tonmiles increasing 8% over the same period in 1993, with a corresponding 3% increase in revenues. Despite reduced volume from a long-term contract with Gulf Power Company, which is in litigation, utility coal tonnage increased 3% in the second quarter as 1993 tonnage was reduced by an extended plant outage of a major customer. Total coal tonnage increased 12% in the second quarter from the comparable period in 1993, primarily reflecting the increased spot coal shipments. Excluding the results of Midland's liquid barge business, which was sold in December 1993, second quarter tonmiles improved 13% over 1993 with revenues up 8%. Contract rate reductions, which were granted in exchange for term extensions and other rights, as well as lower spot rates partially offset the volume gains.

For the first six months, tonmile production rose 1% while revenues declined 4%, as compared to the same period in 1993 due to reduced contract coal volume, rate reductions, the aforementioned sale of the liquid barge business, and extremely poor operating conditions which limited production in the first quarter of 1994. Although coal tonnage under long-term contracts declined 8%, total coal tonnage increased 2% for the first six months of 1994 due to the increased spot coal shipments. Revenues for 1994 were comparable to 1993 after excluding the liquid business which generated $5.7 million of revenue in the first six months of 1993.

Operating earnings for the second quarter and first six months of 1994 were negatively impacted by the reduced utility contract coal volume and lower rates as previously discussed. Earnings were also reduced in the first four months of 1994 by significantly higher operating costs as compared to 1993, resulting from extended periods of winter ice, high water and flooding, that significantly reduced operational efficiency. In addition, second quarter 1993 administrative expenses included a $600,000 gain on the settlement of pension obligations. As a result, operating earnings increased by 1% for the second quarter but were 21% lower for the first six months of 1994 versus 1993.

During the Second Quarter of 1994, Midland recorded a pre-tax gain of $2.3 million in "Other Income" as a result of the sale of its Port Allen barge construction and repair facility in Louisiana. Including this gain, net earnings for the second quarter increased 35% from the same period in 1993. Net earnings for the first six months declined 14% as compared to last year.

Liquidity and Capital Resources
- -------------------------------
Capital expenditures, debt repayments and dividends to Parent were funded from cash provided by operating activities in the first six months of 1994. In addition, the increase in advances to Parent reflected proceeds from the sale of assets.

                                                                       FORM 10-Q
                                                                          Page 8



                          PART II. OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
    (B)  Reports on Form 8-K
         -------------------
         There were no reports on Form 8-K filed in the second quarter of 1994.

                                                                       FORM 10-Q
                                                                          Page 9





                                   SIGNATURE
                                   ---------

       It is Midland's opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary for a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of Midland's operations. All accounting policies have been applied in a manner consistent with prior periods. Such financial information is subject to year end adjustments and annual audit by independent public accountants.

       Pursuant to the requirements of the Securities Exchange Act of 1934, Midland has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MIDLAND ENTERPRISES INC.


                                        BY:  R. L. Doettling
                                             --------------------
                                             R. L. Doettling
                                             Senior Vice President
                                             Finance and Administration
                                             Principal Financial Officer
                                             and Duly Authorized Officer




Date:  August 2, 1994