Form 10-Q
period 1994-09-30
MIDLAND ENTERPRISES INC /DE/
filed 1994-10-31
CIK 66029

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1994
                  ------------------
                or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _________________

Commission File Number 2-39895
                       -------

                           MIDLAND ENTERPRISES INC.
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        DELAWARE                                           04-2284434
- - -------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S.  Employer
 incorporation or organization)                          Identification No.)

    1400-580 BUILDING, CINCINNATI, OHIO                      45202
- - -------------------------------------------------------------------------------
        (Address of principal executive offices)         (Zip code)

Registrant's telephone number, including area code      513-721-4000
                                                     --------------------------
                                     NONE
- - -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

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

- - -------------------------------------------------------------------------------
The number of shares of common stock of Midland Enterprises Inc. outstanding as of the date of this report was 15 1/2, all held by Eastern Enterprises.

Registrant meets the conditions set forth in general instructions H(1) (a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                                                                                                        FORM 10-Q
                                                                                                                        Page 2
ITEM 1.
FINANCIAL STATEMENTS
- - --------------------
Company or group of companies for which report is filed:
Midland Enterprises Inc. And Subsidiaries ("Midland")
- - -----------------------------------------------------
Consolidated Statements of Earnings
- - -----------------------------------
                                                                            (000 Omitted)
                                                            ----------------------------------------
                                                                  For the                    For the
                                                            Three Months Ended          Nine Months Ended
                                                            -------------------         ------------------

                                                            Sept. 30,      Sept. 30,    Sept. 30,     Sept. 30,
                                                              1994           1993         1994          1993
                                                            --------       --------     --------      --------
Operating Revenues                                          $ 67,108       $ 56,427     $194,260      $189,023
                                                            --------       --------     --------      --------

Operating Costs and Expenses:

    Operating expenses                                      $ 45,057       $ 38,400     $131,163      $125,845
    Depreciation and amortization                              5,686          6,296       17,003        18,871
    Selling, general and
      administrative expenses                                  2,740          2,963        7,938         7,809
    Overhead allocation from
             Parent                                              711            711        2,133         2,133
    Taxes, other than income                                   3,657          3,048       11,870        10,457
                                                            --------       --------     --------      --------

                                                            $ 57,851       $ 51,418     $170,107      $165,115
                                                            --------       --------     --------      --------

    Operating earnings                                      $  9,257       $  5,009     $ 24,153      $ 23,908
                                                            --------       --------     --------      --------

Other Income (Expense):

    Interest income from Parent                             $    826       $    575     $  1,934      $  1,705
    Interest income other                                         52              5           70            19
    Gain on sale of barge facility
      Including $851,000 of curtailment gains                      -              -        2,300             -
    Gain (loss) on sale of assets
      and other, net                                              56             91          111           105
                                                            --------       --------     --------      --------

                                                            $    934       $    671     $  4,415      $  1,829
                                                            --------       --------     --------      --------

Interest Expense:

    Long-term debt                                          $  3,848       $  3,951     $ 11,630      $ 11,939
    Other, including amortization
      of debt expense                                            486             21          555            84
    Interest capitalized during
      construction                                                 -           (161)         (38)         (455)
                                                            --------       --------     --------      --------

                                                            $  4,334       $  3,811     $ 12,147      $ 11,568
                                                            --------       --------     --------      --------

Earnings before income taxes                                $  5,857       $  1,869     $ 16,421      $ 14,169

Provision for income taxes                                     2,104          2,432        5,803         6,750
                                                            --------       --------     --------      --------

Net Earnings                                                $  3,753       $   (563)    $ 10,618      $  7,419
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

                                                                                                        FORM 10-Q
                                                                                                        Page 3


Midland Enterprises Inc. And Subsidiaries
- - -----------------------------------------

Consolidated Balance Sheets
- - ---------------------------
                                                                                   (000 Omitted)
                                                                ---------------------------------------------------
                                                                Sept. 30,            Dec. 31,             Sept. 30,
                                                                  1994                 1993                 1993
                                                                ---------            ---------            ---------
Assets
Current Assets:
       Cash and cash equivalents                                $   7,084            $      88            $      88
       Receivables -
          Trade, net                                               23,132               22,714               21,076
          Parent                                                   64,991               56,952               44,061
          Other                                                       552                2,995                  373
       Materials, supplies & fuel                                   9,728               12,965               14,038
       Prepaid expenses                                             3,974                1,676                2,810
                                                                ---------            ---------            ---------

       Total current assets                                     $ 109,461            $  97,390            $  82,446
                                                                ---------            ---------            ---------

Property and Equipment, at cost                                 $ 582,414            $ 605,147            $ 623,619
       Less-Accumulated depreciation                              289,285              288,500              295,278
                                                                ---------            ---------            ---------

       Net property and equipment                               $ 293,129            $ 316,647            $ 328,341
                                                                ---------            ---------            ---------

Other Assets:
       Deferred pension charges                                 $  11,076            $  10,729            $  11,253
       Other                                                        4,924                5,330                4,297
                                                                ---------            ---------            ---------

       Total other assets                                       $  16,000            $  16,059            $  15,550
                                                                ---------            ---------            ---------

       Total assets                                             $ 418,590            $ 430,096            $ 426,337
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

                                                                                                        FORM 10-Q
                                                                                                        Page 4


Midland Enterprises Inc. and Subsidiaries
- - -----------------------------------------

Consolidated Balance Sheets
- - ---------------------------
                                                                                   (000 Omitted)
                                                                ----------------------------------------------------
                                                                Sept. 30,             Dec. 31,             Sept. 30,
                                                                   1994                 1993                 1993
                                                                ---------            ---------            ----------
Liabilities and Stockholder's Equity

Current Liabilities:
       Current portion of
         long-term debt                                         $   4,510            $   5,871            $   5,798
       Accounts Payable -
          Trade                                                    10,106               12,622                9,090
          Parent                                                       14                  349                  141
       Income taxes payable                                           476                3,324                  110
       Accrued expenses                                            13,647               10,449               14,003
       Other current liabilities                                   15,305               16,097               14,500
                                                                ---------            ---------            ---------

       Total current liabilities                                $  44,058            $  48,712            $  43,642
                                                                ---------            ---------            ---------

Long-Term Debt                                                  $ 153,884            $ 157,594            $ 159,104
                                                                ---------            ---------            ---------

Other Liabilities:
       Deferred income taxes                                    $  54,199            $  57,899            $  59,883
       Unamortized investment
         tax credits                                                4,312                5,192                5,422
       Post-retirement health care                                  8,710                9,306                9,375
       Other reserves                                                 883                1,504                1,481
                                                                ---------            ---------            ---------

          Total other liabilities                               $  68,104            $  73,901            $  76,161
                                                                ---------            ---------            ---------

Stockholder's Equity:
       Common stock, $100 par value -
          Authorized - 1,000 shares
          Shares issued & outstanding -
           15 1/2 shares                                        $       1            $       1            $       1
       Capital in excess of par value                              52,519               52,519               52,519
       Retained earnings                                          100,024               97,369               94,910
                                                                ---------            ---------            ---------

       Total stockholder's equity                               $ 152,544            $ 149,889            $ 147,430
                                                                ---------            ---------            ---------

       Total liabilities and
          stockholder's equity                                  $ 418,590            $ 430,096            $ 426,337
                                                                =========            =========            =========

                                              The accompanying notes are an integral
                                                part of these financial statements.

                                                                                                        FORM 10-Q
                                                                                                        Page 5

Midland Enterprises Inc. and Subsidiaries
- - -----------------------------------------
Consolidated Statements of Cash Flows
- - -------------------------------------
                                                                     (000 Omitted)
                                                                For the Nine Months Ended
                                                                -------------------------
                                                                Sept. 30,      Sept. 30,
                                                                   1994          1993
                                                                ---------      ---------
Cash Flows from Operating Activities:
- - -------------------------------------
       Net earnings                                             $  10,618      $   7,419
       Adjustments to reconcile net earnings to
         net cash provided by operating activities:
         Depreciation and amortization                             17,003         18,871
         Deferred and current income taxes                         (6,548)         1,762
         Net (gain) loss on sale of assets                         (2,672)           (37)
         Other changes in assets and liabilities:
           Trade and other receivables                              2,025          4,836
            Materials, supplies & fuel                              3,237          1,435
            Accounts payable                                       (2,851)        (3,117)
            Accrued expenses and other current
              liabilities                                           2,406          5,105
            Other                                                  (4,500)     $  (1,488)
                                                                ---------      ---------
              Net Cash Provided by
                Operating Activities                            $  18,718      $  34,786
                                                                ---------      ---------

Cash Flows from Investing Activities:
- - ------------------------------------
       Capital expenditures                                     $  (2,683)     $ (11,640)
       (Increase) decrease in Parent receivable                   ( 8,039)       (12,952)
       Proceeds from asset dispositions                            12,083            130
                                                                ---------      ---------

              Net Cash Provided by (Used in) Investing
                    Activities                                  $   1,361      $ (24,462)
                                                                ---------      ---------

Cash Flows from Financing Activities:
- - ------------------------------------
       Issuance of long-term debt                               $       -      $       -
       Repayment of long-term debt                                 (5,120)       ( 4,339)
       Cash dividends paid to Parent                               (7,963)        (5,987)
                                                                ---------      ---------

             Net Cash Provided by (Used in)
                Financing Activities                            $ (13,083)     $ (10,326)
                                                                ---------      ---------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                              $   6,996      $      (2)

Cash and Cash Equivalents at Beginning
  of Period                                                            88             90
                                                                ---------      ---------

Cash and Cash Equivalents at End of Period                      $   7,084      $      88
                                                                =========      =========

Supplemental Disclosures of Cash
- - --------------------------------
  Flow Information:
- - ------------------
Cash paid during the period for:
       Interest, net of amounts capitalized                     $   8,687      $   8,516
       Income taxes                                             $  11,767      $   4,953

                                              The accompanying notes are an integral
                                                part of these financial statements.

                                                                       FORM 10-Q
                                                                          Page 6



                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                         Notes to Financial Statements
                               September 30, 1994





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

                                                                       FORM 10-Q
                                                                          Page 7





ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         &  RESULTS OF OPERATIONS
         ------------------------



Results of Operations
- - ---------------------
Revenues for the third quarter of 1994 increased 19% as a result of more favorable operating and market conditions. Ton miles were 30% above the same period in 1993 due to increased shipments of coal, aggregates, ores and towing of tramp barges. Third quarter 1993 activity was negatively impacted by the United Mine Workers (UMW) strike, disruptions due to flooding on the upper Mississippi River system, and the cessation of coal shipments under a long-term contract with Gulf Power Company. Regarding the latter, Midland favorably resolved its contractual dispute with Gulf Power Company early in the third quarter, resulting in amendment of the contract and resumption of shipments during the quarter. For the first nine months of 1994, revenues increased 3%, with ton miles up 9% compared to 1993, reflecting the increased third quarter activity, partially offset by rate reductions and lower production experienced earlier in the year as well as the absence of the liquid barge business, which was sold in December 1993. The liquid business generated revenues of $3.1 million and $8.8 million in the third quarter and first nine months of 1993, respectively, and accounted for approximately 5% of Midland's ton mile volume.

Coal tonnage increased 32% in the third quarter from the comparable period in 1993, primarily reflecting increased demand for utility coal under long-term contracts as well as the 1993 UMW strike. For the first nine months, coal tonnage increased 11% reflecting the strong third quarter results, partially offset by weaker demand earlier in the year and the loss of tonnage associated with the disputed contract. Non-coal tonnage increased 11% and 12% for the third quarter and first nine months of 1994, respectively, compared to the same periods last year, reflecting increased demand for shipments of aggregates, steel, scrap, ores and other dry cargoes.

Operating earnings for the third quarter of 1994 increased 85% over the same period in 1993 due to the significant volume gains discussed above, reduced operating expenses from ongoing cost reduction and productivity improvement programs, as well as the absence of increased costs associated with inefficiencies caused by the UMW strike and Mississippi River flooding that occurred in the third quarter of 1993. Operating earnings for the first nine months of 1994 increased 1% above the comparable period in 1993 as the improved third quarter results were largely offset by contractual and market rate reductions granted earlier in the year, some in exchange for term extensions and other rights, by the reduction of Gulf Power Company tonnage prior to the settlement, and by the absence of earnings from the liquid barge business. In addition, during the first four months of 1994, winter ice and flooding reduced efficiency and significantly increased operating costs.

During the second quarter of 1994, Midland recorded a pre-tax gain of $2.3 million in "Other Income" as a result of the sale of its Port Allen barge construction and repair facility in Louisiana.

The provision for income taxes for the third quarter of 1993 included approximately $1.7 million to reflect the additional deferred tax requirements resulting from the increase in the statutory Federal tax rate from 34% to 35%, effective January 1, 1993. As a result, Midland recorded a small net loss for the third quarter of 1993. Third quarter 1994 after tax earnings increased $4.3 million over 1993 third quarter results reflecting the increased operating earnings previously discussed and the absence of the tax rate adjustment.
After tax earnings for the first nine months of 1994 increased 43% from the same period in 1993.

Liquidity and Capital Resources
- - -------------------------------
Capital expenditures, debt repayments and dividends to Parent were funded from cash provided by operating activities in the first nine months of 1994. In addition, the increase in advances to Parent reflected the proceeds from the sale of assets.

                                                                       FORM 10-Q
                                                                          Page 8





                           PART II. OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
    (a)  Exhibit 27     Financial Data Schedule
         ----------

    (b)  Reports on Form 8-K
         -------------------

         There were no reports on Form 8-K filed in the third quarter of 1994.

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



                                        MIDLAND ENTERPRISES INC.


                                        BY:  R. L. Doettling
                                             ------------------------
                                             R. L. Doettling
                                             Senior Vice President
                                             Finance and Administration
                                             Principal Financial Officer
                                             and Duly Authorized Officer




Date:  October 31, 1994