Form 10-K405
period 1994-12-31
MIDLAND ENTERPRISES INC /DE/
filed 1995-03-16
CIK 66029

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

       For the fiscal year ended     December 31, 1994
                                     -----------------
/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT    OF 1934 (NO FEE REQUIRED)

       For the transition period from ____________________to____________________

       Commission file number           2-39895
                             --------------------------------
                            Midland Enterprises Inc.
 ______________________________________________________________________________

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       Delaware                               04-2284434
       ________________________________     _________________________________
       (STATE OF OTHER JURISDICTION OF        (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)

       1400-580 Building; Cincinnati, Ohio                    45202
       ________________________________     _________________________________
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

       Registrant's telephone number, including area code        513-721-4000
                                                          -------------------
       Securities registered pursuant to Section 12(b) of the Act:

           TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON
                                                    WHICH REGISTERED

       ________________________________     _________________________________

       ________________________________     _________________________________

       Securities registered pursuant to Section 12(g) of the Act:

                                     None
 ______________________________________________________________________________

 ______________________________________________________________________________

                                (TITLE OF CLASS)

       INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS). AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X
       NO ____                                                             ----

       INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
       ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

       STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT. (THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.)

                             Not Applicable
 ______________________________________________________________________________
       INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (APPLICABLE ONLY TO CORPORATE REGISTRANTS).

                        March 16, 1995 - 15 1/2 SHARES
 ______________________________________________________________________________

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

       THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J
       (1) (A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                     PART I


ITEM 1.       BUSINESS
              --------
(A)    GENERAL
       -------
Midland Enterprises Inc. (the "Registrant"), incorporated under the laws of the State of Delaware in 1961, is a wholly-owned subsidiary of Eastern Enterprises ("Eastern") of Weston, Massachusetts. The Registrant is primarily engaged through wholly-owned subsidiaries in the operation of a fleet of towboats, tugboats and barges, principally on the Ohio and Mississippi Rivers and their tributaries and the Gulf Intracoastal Waterway and in the Gulf of Mexico. The Registrant's barge line subsidiaries transport bulk commodities, a major portion of which is coal. In December, 1993, the Company sold its liquid barges and in conjunction, Chotin, a subsidiary, sold its liquid contract and trade name. The Registrant, through other subsidiaries, also performs repair work on marine equipment and operates two coal dumping terminals, a phosphate rock and phosphate chemical fertilizer terminal, and a marine fuel supply facility. In June 1994, the Company sold its barge construction facility located in Louisiana.

Substantially all of the barges, towboats and tugboats operated by the Registrant's barge line subsidiaries are owned by and chartered from the Registrant. A substantial portion of this equipment is mortgaged or leased and the payments under related charter agreements with its subsidiaries are pledged to secure long-term debt or to meet lease payments.

The Registrant's barge line subsidiaries are The Ohio River Company ("ORCO"), Orgulf Transport Co. ("Orgulf"), Red Circle Transport Co. ("Red Circle"), and Orsouth Transport Co. ("Orsouth"). The Registrant's other principal subsidiaries, all of whose outstanding stock is owned by the Registrant, are Eastern Associated Terminals Company ("EATCO"), Hartley Marine Corp. ("Hartley"), The Ohio River Terminals company ("ORTCO") and West Virginia Terminals Inc.

(B)    INDUSTRY SEGMENTS
       -----------------
Registrant's only reportable industry segment is barge transportation.

(C)    (1)    (I)    PRINCIPAL SERVICES AND MARKETS
                     ------------------------------
ORCO is the largest of the Registrant's subsidiaries, accounting for 65% of the Registrant's total 1994 tonnage transported. ORCO operates principally on the Ohio River and certain of its tributaries. The principal commodity transported by ORCO is coal, primarily for electric utilities. Grain, stone, sand, gravel, iron, steel, scrap, and coke are the other groups of commodities which ORCO carries in significant amounts.

Orgulf operates principally on the Mississippi and Ohio Rivers, and the Illinois Waterway, transporting principally coal, primarily for electric utilities, and grain. Stone, gravel, scrap, steel, coke and ores constitute the other significant commodities transported.

Orsouth operates principally on the Tennessee-Tombigbee and Gulf Intracoastal Waterways, and the Black Warrior and Mississippi Rivers transporting principally coal and ores.

Red Circle is engaged primarily in the offshore transportation of phosphate rock in the Gulf of Mexico and grain from Louisiana to Puerto Rico. EATCO owns and operates a terminal on leased land at Tampa, Florida. Hartley operates shipyard facilities at Paducah, Kentucky, sells fuel at Point Pleasant, West Virginia, and provides towing services principally on the Ohio River and its tributaries. ORTCO owns and operates a coal dumping facility in Huntington, West Virginia. West Virginia Terminals Inc. operates a coal dumping facility in Kenova, West Virginia.

The following table indicates the tonnages transported by the Registrant's subsidiaries for the period 1992 - 1994:

                                      TONNAGES TRANSPORTED (IN THOUSANDS)
                                      -----------------------------------
                                      1994           1993          1992
                                      ----           ----          ----

Dry Cargo.......................      69,620         60,919        60,781
Liquid Cargo....................           -          1,599         1,583
                                      ------         ------        ------

       Total Tonnage..............    69,620         62,518        62,364
                                      ======         ======        ======

The record tonnage in 1994 increased 11% over 1993, despite the absence of the liquid business, due to a stronger economy as evidenced by increased shipments of coal, aggregates, ores, steel products and scrap. Tonnage in 1993 increased slightly over 1992 due to increased shipments of non-coal commodities. Coal tonnage in 1993 was negatively impacted by a prolonged coal miners strike.

The next table summarizes the ton miles of cargo transported by Registrant's subsidiaries for the period 1992 - 1994.

                                   TON MILES TRANSPORTED (IN BILLIONS)
                                   -----------------------------------
                                        1994      1993          1992
                                        ----      ----          ----

Dry Cargo.......................        35.3      30.7          30.8
Liquid Cargo....................           -       1.5           1.6
                                        ----      ----          ----

       Total Ton miles............      35.3      32.2          32.4
                                        ====      ====          ====

Ton miles are the product of tons and distance transported. The record tonmiles in 1994, reflected the 11% increase in tonnage noted above. The slight decline in ton miles from 1992 to 1993 reflected shorter average hauls on approximately equal tonnage. In addition to changes in ton miles transported, Registrant's revenues and net income are affected by other factors such as competitive conditions, weather and the segment of the river system traveled. See "Seasonality and Competition."

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

(C)    (1)    (V)           SEASONALITY
                            -----------
Due to the freezing of some northern rivers and waterways during winter months, increased coal consumption by electric utilities during the summer months, and the seasonal fall harvest of grain, average winter month revenues tend to be lower than revenues for the remainder of the year.

(C)    (1)    (VI)          WORKING CAPITAL
                            ---------------
No unusual working capital requirements are normally encountered.

(C)    (1)    (VII)  CUSTOMERS
                     ---------
No customer, or group of customers under common control, accounted for 10% or more of the total revenues in 1994. On the basis of past experience and its competitive position, the Registrant considers that the loss of several of its subsidiaries' largest customers simultaneously, while possible, is unlikely to happen. The Registrant's subsidiaries have long-term transportation and terminalling contracts which expire at various dates from January 1996 through June 2003. During 1994, approximately 38% of the Registrant's consolidated revenues resulted from these contracts. A substantial portion of the contracts provide for rate adjustments based on changes in various costs, including diesel fuel costs, and, additionally, contain "force majeure" clauses which excuse performance by the parties to the contracts when performance is prevented by circumstances beyond their reasonable control. Many of these contracts have provisions for termination for specified causes, such as material breach of the contract, environmental restrictions on the burning of coal, or loss by the customer of an underlying commodity supply contract. Penalties for termination for such causes are not generally specified.
However, some contracts provide that in the event of an uncured material breach by Registrant's subsidiary which results in termination of the contract, Registrant's subsidiary would be responsible for reimbursing its customer for the differential between the contract price and the cost of substituted performance. Due to the capital-intensive, high fixed cost nature of the Registrant's business, the negotiation of long-term contracts which facilitate steady and efficient utilization of equipment is important to profitable operations.

(C)    (1)    (VIII) BACKLOG
                     -------
The backlog of transportation and terminalling business under long-term contracts is summarized in the next table:

December 31,                                            1994           1993
                                                        ----           ----
Tons (in millions)                                      168.8          165.5
Revenues (in millions)                                 $422.8         $585.5
Portions of revenue backlog not expected to be filled
  within the current fiscal year                           77%            80%

The 1994 revenue backlog (which is based on contracts that extend beyond December 31, 1995) is shown at prices current as of December 31, 1994 which are subject to escalation/de-escalation provisions. Since services under many of the long-term contracts are based on customer requirements, Midland has estimated its backlog based on its forecast of the requirements of these long-term contract customers. The revenue backlog decline from 1993 primarily reflects the amended terms of a contract with Gulf Power Company, which was in dispute at December 31, 1993. As amended, the contract's term was reduced approximately 60%, while the average trip length of the tonnage was reduced 70% resulting in a 60% lower average rate per ton. The combined impact accounted for a 35% decline in the revenue backlog, although other long-term contract extensions and additions were partially offsetting. The tonnage backlog was reduced 11% due to the Gulf Power contract amendment, however, the cumulative effect of other long-term contract additions and extensions were more than offsetting. This includes the positive impact on the backlog calculation from Midland's 5 year contract extension with the Cincinnati Gas & Electric Company, Midland's largest customer, negotiated early in 1994.

(C)    (1)    (IX)          GOVERNMENT CONTRACTS
                            --------------------
The Registrant has no material portion of business subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

(C)    (1)    (X)           COMPETITION
                            -----------
Improvements in operating efficiencies have permitted barge operators to maintain relatively low rate structures. Consequently, the barge industry has generally been able to retain its competitive position with alternate methods of transportation for bulk commodities when the origin and destination of such movements are contiguous to navigable waterways.

Primary competitors of the Registrant's barge line subsidiaries include other barge lines and railroads (including one integrated rail-barge carrier). There are a number of companies offering transportation services on the waterways served by the Registrant. In recent years, competition among major barge line companies has been intense due to an imbalance between barge supply and demand, impacted at times by weak grain and coal export markets. This in turn has led to revenue and margin erosion, prompted cost and productivity improvements, and some industry consolidation. During the second half of 1994, however, barge demand and supply moved toward equilibrium with rates and margins improving. However, it is uncertain whether these short-term gains will be sustained beyond 1995.

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

Towboats, such as those which comprise the Registrant's fleet, are capable of moving in one tow (barge configuration) approximately 22,500 tons of cargo(equivalent to 225 one hundred-ton capacity railroad cars) on the Ohio River and on the Upper Mississippi River and approximately 60,000 tons (equivalent to 600 one hundred-ton capacity railroad cars) on the Lower Mississippi River, where there are no locks to transit, at average rates per ton mile which are generally below those charged by Class 1 railroads.

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

(C)    (1)    (XIII) EMPLOYEES
                     ---------
As of December 31, 1994, Registrant and its subsidiaries employed approximately 1,300 persons, of whom approximately 35% are represented by labor unions. One of Midland's labor contracts expires in July, 1995.

(D)                         FOREIGN OPERATIONS
                            ------------------
Registrant does not engage in material operations in foreign countries, and no material portion of Registrant's revenues is derived from customers in foreign countries.

ITEM 2.       PROPERTIES
              ----------
(A) As of December 31, 1994, the Registrant's floating equipment consisted of 2,378 barges and 90 boats.

West Virginia Terminals Inc. leases a coal dumping facility in Kenova, West Virginia. ORCO leases office facilities in Cincinnati, Ohio. EATCO owns terminal facilities on leased land in Tampa, Florida. ORTCO owns a coal dumping facility in Huntington, West Virginia. Hartley owns shipyard facilities in Paducah, Kentucky and a marine supply facility in West Virginia.

Capital expenditures for the Registrant in 1994 totalled approximately $4.3 million. These expenditures were made principally for renewal of existing equipment.

(B)    NOT APPLICABLE.

ITEM 3.       LEGAL PROCEEDINGS
              -----------------
None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------
Not required

                                    PART II
                                    -------
ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY
              --------------------------------------------------------------
              HOLDER MATTERS
              --------------
The Registrant's common stock is held solely by Eastern and is not traded in any market. Dividends were declared in the amount of $17,050,000 in 1994 and $10,086,000 in 1993.

The payment of dividends is subject to the restrictions described in Note 4 to the Consolidated Financial Statements.

ITEM 6.       SELECTED FINANCIAL DATA
              -----------------------
Not required.  Reference Management Narrative Analysis following Item 7.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

1994 COMPARED TO 1993
- ---------------------
Midland's 1994 revenues increased 4% on record ton miles, up 10% compared to 1993, reflecting increased shipments of coal, aggregates, ores and towing of tramp barges. Revenues generated from the increase in volume were partially offset by rate reductions negotiated early in the year, business mix changes from an increased percentage of backhauls and increased towing of tramp barges. Midland's liquid barge business, which was sold in December 1993, contributed 5% of Midland's revenues and ton miles in 1993.

Coal tonnage increased 11% from 1993, reflecting increased demand for utility coal under long term contracts as well as from spot purchases. Coal tonnage destined for export to the Gulf of Mexico also increased significantly over last year. During 1993 coal shipments were negatively impacted by the United Mine Workers (UMW) strike and the record flooding on the Mississippi River
system.   Non-coal tonnage increased 11% over 1993 despite a 15% reduction in grain tonnage, as Midland emphasized increased shipments of aggregates, steel, scrap, and ores much of which were imported materials representing backhaul opportunities originating at the Gulf of Mexico. Grain tonnage was negatively impacted by last year's flooding and crop damage as well as poor export markets during the first half of 1994, although 1994 second half grain volume and margins showed seasonal improvement.

Operating results of Midland's terminalling and support facilities were improved, led by increased coal terminalling, reflecting metallurgical coal demand by the steel industry, and increased phosphate product terminalling as export markets rebounded from 1993. During the second quarter of 1994 Midland sold its barge construction and repair facility located in Louisiana.

Operating earnings increased 8% over 1993 due to the significant volume gains discussed above, reduced operating and administrative expenses from ongoing cost reduction and productivity programs, as well as the absence of increased costs associated with inefficiencies caused by the UMW strike and Mississippi River flooding that occurred in 1993. Partially offsetting were higher operating expenses in 1994 associated with flooding and severe winter icing conditions that occurred in the first quarter, the absence of operating earnings from the liquid barge business and contractual and market rate reductions negotiated early in 1994.

In June 1994 Midland recognized a pretax gain of $2.3 million on the sale of
its barge construction facility in Louisiana.   Midland had recorded a $3.5
million reserve in December 1993 for the shutdown costs and carrying charges associated with this facility. In addition, in December 1993 Midland sold its liquid barge business, as mentioned earlier, at a pretax gain of $8.0 million. These transactions are included in "Other income."

Midland's 1993 net earnings were impacted by the increase in the statutory Federal income tax rate from 34% to 35%, effective January 1, 1993, that resulted in additional deferred tax requirements and an increase to the 1993 tax provision of approximately $1.8 million. As a result of this adjustment and the above changes in operating earnings and other income, net earnings increased 15% over 1993.

1993 COMPARED TO 1992
- ---------------------
Midland's 1993 tonnage and tonmile production was unchanged from 1992 despite several significant events that negatively affected the river towing industry and Midland specifically.

Coal tonnage declined 6% from 1992 primarily reflecting reduced shipments to electric utilities due to the United Mine Worker's (UMW) strike (resolved in December, 1993), disruption in river traffic caused by record flooding on the Mississippi River system, and the mid-year cessation of coal shipments under a long-term contract with Gulf Power Company. This contract, initially executed in 1971 and extending through 2007, generated revenues of $17,200,000 and $9,122,000 in the prior year and 1993, respectively. As a result, Midland filed suit in U.S. District Court in 1993. (This contractual dispute was resolved in 1994, resulting in amendment to the contract and resumption of shipments.)

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

Operating results of Midland's terminalling and shipyard repair facilities were mixed, with improved results for coal terminalling and shipyards being offset by lower phosphate product terminalling, as export markets continued to be depressed in 1993. As a result of the reduced coal affreightment tonnage and lower phosphate terminalling, consolidated revenues declined 3% as compared to 1992.

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

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
Debt payments, dividends to Parent and capital expenditures of $4.3 million were primarily funded from cash provided by operating activities in 1994. The increase in cash and cash equivalents reflected mortgage indenture restrictions on the Company's receivables from Parent.

Planned capital expenditures for 1995 are estimated at $25.0 million, the majority of which pertains to purchase commitments for new open hopper barges. Management believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet Midland's 1995 capital expenditure and working capital requirements, normal debt repayments and anticipated dividends to Parent.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              -------------------------------------------
Information with respect to this item appears on page F-1 of this report. Such information is incorporated herein by reference.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              ---------------------------------------------------------------
              FINANCIAL  DISCLOSURE
              ---------------------
None

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

       3.2 By-Laws of Midland Enterprises Inc. (filed as Exhibit 3.2 to Annual Report of Midland Enterprises Inc. on Form 10-K for the year ended December 31, 1984).1
________________________

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

      24.1    Consent of Independent Public Accountants.1

      27      Financial Data Schedule.

(B)    REPORTS ON FORM 8-K
       -------------------
There were no reports on Form 8-K filed in the fourth quarter of 1994.





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

                            MIDLAND ENTERPRISES INC.
                                  (Registrant)


                          BY     R. L. DOETTLING
                            -------------------------
                                R. L. DOETTLING
               SENIOR VICE PRESIDENT, FINANCE AND ADMINISTRATION
                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


                          DATE    MARCH 16, 1995
                              ----------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 16th day of March, 1995.


BY:           F. C. RASKIN             BY:             R. L. DOETTLING
    -----------------------------             ------------------------------
              F. C. RASKIN                             R. L. DOETTLING
           PRESIDENT; DIRECTOR                 SENIOR VICE PRESIDENT, FINANCE
    (PRINCIPAL EXECUTIVE OFFICER)               AND ADMINISTRATION; DIRECTOR;
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


BY:          P. E. HUBBARD             BY:              S. A. FRASHER
    -----------------------------             -------------------------------
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

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

     (INFORMATION REQUIRED BY ITEMS 8 AND 14 (A) (1) AND (2) OF FORM 10-K)



                                                                        PAGE
                                                                       NUMBER
                                                                       ------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
FINANCIAL STATEMENTS:

       Consolidated Statements of Income for the years
              ended December 31, 1994, 1993 and 1992                   F-3

       Consolidated Balance Sheets -- December 31, 1994 and 1993       F-4

       Consolidated Statements of Stockholder's Investment for
              the years ended December 31, 1994, 1993 and 1992         F-6

       Consolidated Statements of Cash Flows for the years
              ended December 31, 1994, 1993 and 1992                   F-7

       Notes to Consolidated Financial Statements                      F-8


SCHEDULE:

       II     -      Valuation and Qualifying Accounts and Reserves    F-19




Schedules other than that listed above have been omitted as the information has been included in the consolidated financial statements and related notes, or is not applicable or not required.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

To Midland Enterprises Inc.:

We have audited the accompanying consolidated balance sheets of MIDLAND ENTERPRISES INC. (a Delaware corporation and a wholly-owned subsidiary of Eastern Enterprises) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midland Enterprises Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As explained in Note 5 to the Consolidated Financial Statements, effective January 1, 1992, the Company changed its method of accounting for income taxes.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                              ARTHUR ANDERSEN LLP



Cincinnati, Ohio,
January 24, 1995


                                             MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                       FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                   1994             1993             1992
                                                                ---------       ---------       ---------
                                                                                (000 OMITTED)
REVENUES (NOTE 1)...........................                    $ 264,692       $ 254,920       $ 263,617
                                                                ---------       ---------       ---------

OPERATING COSTS AND EXPENSES:
      Operating expenses......................                  $ 177,478       $ 168,140       $ 172,084
      Depreciation and amortization (Note 6)..                     22,659          25,287          24,607
      Selling, general and administrative
           expenses.............................                   10,855          11,659          13,270
      Overhead allocation from Parent (Note 1).                     2,551           2,560           2,480
      Taxes, other than income.................                    15,344          14,273          12,900
                                                                ---------       ---------       ---------
                                                                $ 228,887       $ 221,919       $ 225,341
                                                                ---------       ---------       ---------
      OPERATING EARNINGS.......................                 $  35,805       $  33,001       $  38,276
                                                                ---------       ---------       ---------

OTHER INCOME (EXPENSE):
      Interest income from Parent (Note 1).....                 $   2,888       $   2,374       $   3,041
      Interest income other....................                       120              27             122
      Gain on sale of liquid barge business....                         -           7,988               -

      Closing of barge construction facility...                         -          (3,500)              -
      Gain on sale of barge construction
           facility including $851,000 of
           curtailment gains....................                    2,300               -               -
      Gain (Loss) on sale of assets and
           other, net...........................                     (298)            164             373
                                                                ---------       ---------       ---------
                                                                $   5,010       $   7,053       $   3,536
                                                                ---------       ---------       ---------

INTEREST EXPENSE:
      Long-term debt...........................                 $  15,406       $  15,879       $  16,071
      Other, including amortization of
           debt expense.........................                      576             360             179
      Interest capitalized during construction
           (Note 6).............................                      (39)           (581)           (814)
                                                                ---------       ---------       ---------
                                                                $  15,943       $  15,658       $  15,436
                                                                ---------       ---------       ---------

EARNINGS BEFORE INCOME TAXES.................                   $  24,872       $  24,396       $  26,376

PROVISION FOR INCOME TAXES (NOTE 5)..........                       8,805          10,419           9,268
                                                                ---------       ---------       ---------                -

EARNINGS BEFORE CUMULATIVE EFFECT OF
      ACCOUNTING CHANGE........................                 $  16,067       $  13,977       $  17,108

Cumulative effect of change in
      accounting for income taxes (Note 5).....                         -               -          12,156

NET EARNINGS.................................                   $  16,067       $  13,977       $  29,264
                                                                =========       =========       =========


      The accompanying notes are an integral part of these financial statements.

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1994 AND 1993

                                     ASSETS

                                                      1994              1993
                                                   ----------        ---------
                                                           (000 OMITTED)
CURRENT ASSETS:

      Cash and cash equivalents (Note 1).......    $    4,088        $      88

      Receivables -

           Trade, less allowances of $469,000
           in 1994 and $428,000 in 1993.........       24,690           25,513

           Parent (Note 1 and 4)................       61,866           56,952

           Other................................          610              196

      Materials, supplies and fuel (Note 1)....         8,299           12,965

      Prepaid expenses.........................         2,550            1,676
                                                   ----------        ---------

           Total current assets                    $  102,103        $  97,390
                                                   ----------        ---------
PROPERTY AND EQUIPMENT, AT COST (NOTES 4 AND 6):

      Towboats and barges......................    $  534,707        $ 542,649

      Terminals and other facilities...........        42,340           57,339

      Land.....................................         4,600            5,159
                                                   ----------         ---------

           Total property and equipment, at cost   $  581,647        $ 605,147

      Less - Accumulated depreciation..........       293,375          288,500
                                                   ----------        ---------

           Net property and equipment...........   $  288,272        $ 316,647
                                                   ----------        ---------

OTHER ASSETS:

      Deferred pension charges (Note 2)........    $   11,835        $  10,729

      Unamortized debt expense, deferred
        maintenance and other (Notes 1 and 6)..         5,281            5,330
                                                   ----------        ---------

           Total other assets...................   $   17,116        $  16,059
                                                   ----------        ---------

           TOTAL ASSETS.........................   $  407,491        $ 430,096
                                                   ==========        =========



   The accompanying notes are an integral part of these financial statements.


                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1994 AND 1993

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                           1994        1993
                                                         --------   --------
CURRENT LIABILITIES:                                        (000 OMITTED)
      Current portion of long-term debt (Note 4)....     $  3,354   $  5,871
      Accounts payable -
           Trade....................................       11,705     12,622
           Parent...................................            0        349
      Reserve for insurance claims (Note 1).........        8,809      8,285
      Accrued expenses..............................        2,771      2,735
      Interest payable..............................        3,819      4,097
      Other taxes payable ..........................        3,327      3,617
      Income taxes payable (Note 5).................          918      3,324
      Other current liabilities.....................        6,408      7,812
                                                         --------   --------
           Total current liabilities................     $ 41,111   $ 48,712
                                                         --------   --------
LONG-TERM DEBT (NOTE 4).............................     $148,808   $157,594
                                                         --------   --------
RESERVES AND DEFERRED CREDITS:
      Deferred income taxes (Note 5)................     $ 54,644   $ 57,899
      Unamortized investment tax credits (Note 5)...        4,161      5,192

      Post-retirement health care (Note 3)..........        8,713      9,306
      Other reserves................................        1,148      1,504
                                                         --------   --------
           Total reserves & deferred credits........     $ 68,666   $ 73,901
                                                         --------   --------
COMMITMENTS (NOTE 7)

STOCKHOLDER'S EQUITY (NOTE 4):
      Common stock, $100 par value -
           Authorized Shares - 1,000
           Issued Shares - 15 1/2...................     $      1   $      1
      Capital in excess of par value................       52,519     52,519
      Retained earnings.............................       96,386     97,369
                                                         --------   --------
           Total stockholder's equity...............     $148,906   $149,889
                                                         --------   --------
           TOTAL LIABILITIES AND STOCKHOLDER'S
                 EQUITY.............................     $407,491   $430,096
                                                         ========   ========

      The accompanying notes are an integral part of these financial statements.


                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                    (OOO OMITTED EXCEPT SHARES OUTSTANDING)

                                                                          CAPITAL IN
                                    COMMON STOCK          EXCESS OF        RETAINED
                                    OUTSTANDING           PAR VALUE        EARNINGS             TOTAL
                                 ----------------        ----------       ----------          ---------
                                  SHARES   AMOUNT
                                 ------    ------
BALANCE DECEMBER 31, 1991         15.5      $   1         $ 52,519         $ 101,051          $ 153,571


Net Earnings                       -           -             -                29,264             29,264
Dividends to Parent                -           -             -               (36,837)           (36,837)
                                  ----      -----         --------         ---------          ---------
BALANCE DECEMBER 31, 1992         15.5      $   1         $ 52,519         $  93,478          $ 145,998

Net Earnings                       -          -              -                13,977             13,977
Dividends to Parent                -          -              -               (10,086)           (10,086)
                                  ----      -----         ---------        ---------      --------
BALANCE DECEMBER 31, 1993         15.5      $   1         $ 52,519         $  97,369          $ 149,889

Net Earnings                       -          -              -                16,067             16,067
Dividends to Parent                -          -              -               (17,050)           (17,050)
                                  ----      -----          --------         ---------          ----------
BALANCE DECEMBER 31, 1994         15.5      $   1         $ 52,519         $  96,386          $ 148,906
                                  ====      =====         ========         =========          ==========




      The accompanying notes are an integral part of these financial statements.


                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                                      1994               1993                 1992
                                                   ---------           --------             ---------
                                                                   (000 OMITTED)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings..............................   $  16,067           $  13,977            $  29,264
      Adjustments to reconcile net earnings to net
        cash provided by operating activities:
        Depreciation and amortization...........      22,269              25,287               24,607
        Deferred and current income taxes.......      (5,661)              2,992               (8,442)
        Net gain on sale of assets..............      (2,522)             (8,125)                (346)
        Other changes in assets and liabilities:
           Trade and other receivables...........        409                 577                1,006
           Materials, supplies and fuel..........      4,666               2,508                  779
           Accounts payable......................     (1,266)                623               (3,107)
           Accrued expenses and other current
             liabilities.........................     (1,412)              3,148                1,781
           Post-retirement health care...........        593                 (18)                (104)
           Other.................................     (3,922)               (647)              (1,047)
                                                   ---------           ---------            ---------
           Net cash provided by operating
            activities..........................   $  29,221           $  40,322            $  44,391
                                                   ---------           ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures......................   $  (4,337)          $ (14,191)           $ (29,327)
      (Increase) decrease in Parent receivable..      (4,914)            (25,843)              12,327
      Proceeds from sale of liquid barge
        business................................           -              14,950                    -
      Proceeds from sale of barge building
        facility................................      11,155                   -                    -
      Proceeds from other asset dispositions....       1,293                 638                  735
                                                   ---------           ---------            ---------
           Net cash provided by (used in)
           investing activities..................  $   3,197           $ (24,446)           $ (16,265)
                                                   ---------           ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of long-term debt................   $       -           $       -            $  25,000
      Repayment of long-term debt...............     (11,368)             (5,792)             (16,294)
      Cash dividends paid to Parent.............     (17,050)            (10,086)             (36,837)
                                                   ---------           ---------            ---------
           Net cash used in financing activities.  $ (28,418)          $ (15,878)           $ (28,131)
                                                   ---------           ---------            ---------
Net increase (decrease) in cash and cash
  equivalents.................................     $   4,000           $      (2)          $       (5)
Cash and cash equivalents at beginning of
  period......................................            88                  90                   95
                                                   ---------           ---------           ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....     $   4,088           $      88           $       90
                                                   =========           =========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
      Cash paid during the year for:
        Interest, net of amounts capitalized....   $  15,617           $  15,299           $   15,432
        Income taxes............................   $  13,882           $   7,639           $    5,487

      The accompanying notes are an integral part of these financial statements.

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1994, 1993 AND 1992



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

      (c) Transactions with Parent - Parent receivables represent advances to Eastern which bear interest at the prime rate for 1992 and 1993 and at the applicable Federal rate as defined in the Internal Revenue Code for 1994; 5.75% at December 31, 1994, 6% at December 31, 1993 and 6% at December 31, 1992. The Company was also charged a corporate overhead allocation from its parent computed on several factors including direct corporate management time, revenues, capitalization and employees, which management believes is a reasonable method of allocation.

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

      (g) Reserve for Insurance Claims - The Company is self-insured for personal injury and property claims, certain of which are insured above a deductible amount per occurrence. The Company's estimate of liability for the self-insured claims is included in the "Reserve for Insurance Claims" in the Consolidated Balance Sheets. Payments made for losses incurred are netted against the related liability for the loss.

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

The net pension cost for these plans and agreements charged to income was as follows:

                                                            1994         1993         1992
                                                          --------      -------      ------
                                                                  (000 OMITTED)
                                                          ----------------------------------
Company-administered plans                                 $   374      $   280      $   283
Multi-employer union retirement
      and welfare plans                                        309          369          322
                                                           -------      -------      -------
      Total Net Pension Cost                               $   683      $   649      $   605
                                                           =======      =======      =======

The net pension cost for Company-administered plans consisted of:

                                                     1994             1993                 1992
                                                     ----             ----                 ----
                                                                   (000 OMITTED)
                                                    -----------------------------------------------
Service cost                                       $ 1,518          $ 1,490              $ 1,470
Interest cost on projected benefit
      obligation                                     1,661            1,592                1,392
Actual return on plan assets                        (1,551)          (4,682)              (2,895)
Net amortization and deferral                       (1,254)           1,880                  316
                                                   -------          -------              -------
      Total Net Pension Cost                       $   374          $   280              $   283
                                                   =======          =======              ========

The assumptions used to determine the annual pension expense and the projected benefit obligation at the end of the year were as follows:

                                                   1994      1993       1992
                                                   ----      ----       ----
Assumed discount rate                              7.5%      7.5%       7.5%
Assumed rate of compensation increase              5.0%      5.0%       5.0%
Expected rate of return on plan assets             8.5%      8.5%       8.5%




During 1993 the Company settled portions of its defined benefit pension obligation through the purchase of annuity contracts from insurance companies. In compliance with the provisions of Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans," the Company recognized a pre-tax gain of $603,267 in 1993.

In 1994 the Company recognized pension curtailment gains of $796,861 relating to the closing and sale of certain operations, primarily Port Allen Marine.


                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



(2)   RETIREMENT AND EMPLOYEE BENEFIT PLANS (CONTINUED)

The following table sets forth the funded status of the Company-administered plans and amounts recognized in the consolidated balance sheets as of December
31, 1994 and 1993, respectively, utilizing actuarial measurement dates as of October 1, 1994 and 1993:

                                                     1994               1993
                                                     -------------------------
                                                           (000 OMITTED)
Actuarial present value of benefit obligations:
      Accumulated benefit obligations, including:
           Vested benefits                           $ 15,271        $ 12,561
           Non-vested benefits                          2,373           2,623
                                                     --------        --------
                                                     $ 17,644        $ 15,184
      Effect of future salary increases                 4,476           5,365
                                                     --------        --------

Projected benefit obligations for services
      rendered to date                               $ 22,120        $ 20,549
                                                     ========        ========

Plan assets at fair value, primarily listed
      stocks and bonds                               $ 35,791        $ 34,315
Less - Projected benefit obligations                   22,120          20,549
                                                     --------        --------

Excess of plan assets over projected benefit
      obligations                                    $ 13,671        $ 13,766
Unrecognized net obligation at December 31,
      1985 being amortized over 13 - 15 years            (379)           (457)
Unrecognized net actuarial gain                        (2,053)         (3,458)
Unrecognized prior service cost                           329             182
Amounts contributed to plans during fourth quarter        221             191
Unfunded accumulated benefits                             (83)            (89)
                                                     --------        --------

      Net Pension Assets                             $ 11,706        $ 10,135
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

The net post-retirement benefit cost of these plans and agreements charged to expense was as follows:
                                                                  DECEMBER 31
                                                          --------------------------------
                                                          1994          1993         1992
                                                          ------      ------        ------
                                                                    (000 OMITTED)
Service cost                                              $  160      $  249        $  336
Interest cost on accumulated benefit obligation              591         760           753
Net amortization and deferral                               (126)         47           (57)
                                                          ------      ------        ------                     -
      Net periodic post-retirement benefit costs          $  625      $1,056        $1,032
                                                          ======      ======        =======

The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets as of December 31, 1994 and 1993 (using a measurement date of October 1, 1994 and 1993):

                                                                   DECEMBER 31
                                                            ---------------------------
                                                             1994                1993
                                                            -------             -------
                                                                  (000 OMITTED)
Accumulated benefit obligation:
      Retirees                                              $ 6,718             $ 5,180
      Fully eligible plan participants                        1,562               1,096
      Other active plan participants                          1,923               2,003
                                                            -------             -------
                                                            $10,203             $ 8,279
Plan assets at fair value                                      -                   -
                                                            -------             -------
Accumulated benefit obligation in excess of
      plan assets                                           $10,203             $ 8,279
Unrecognized net (gain)                                      (3,449)             (1,101)
Unrecognized prior service cost                               1,959               2,128
                                                            -------             -------
Post-retirement health care reserve                         $ 8,713             $ 9,306
                                                            =======             =======


In 1994 the Company recognized post-retirement benefit curtailment gains of $410,455 relating to the closing and sale of certain operations.

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(3)   POST-RETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED)

The weighted average discount rate used in determining the accumulated benefit obligation was 7.5%. An 11% and 12% increase in cost of covered health care benefits has been assumed for 1994 and 1993, respectively. This rate of increase is assumed to drop gradually to 5% after 7 years. A one percentage point increase in the assumed health care cost trend would have increased the net periodic post-retirement benefit cost by $54,000 in 1994 and $48,000 in 1993 and the accumulated post-retirement benefit obligation by $675,000 in 1994 and $561,000 in 1993.

(4)   LONG-TERM OBLIGATIONS AND CREDIT AGREEMENTS

(a)  Summary of Long-term Debt - Long-term debt consists of the following:

                                                              DECEMBER 31
                                                         ---------------------
                                                           1994         1993
                                                         --------     --------
                                                              (000 OMITTED)
First Preferred Ship Mortgage Bonds -

      9.9% Series, payable in annual amounts of
           $5,000,000 beginning in 1999 to 2008......    $ 50,000     $ 50,000
      8.1%-9.85% Medium Term Notes, Series A,
           due 2002-2012.............................      71,000       75,000
                                                         --------     --------
                 Total Mortgage Bonds..................  $121,000     $125,000
                                                         --------     --------

Obligations under Capital Leases and Other -

      BA Leasing & Capital Corporation (Successor
           to Wells Fargo Leasing Corporation).......    $  7,164     $  8,033
      Security Pacific Equipment Leasing, Inc.......       15,885       17,409
      Westinghouse Credit Corporation...............        9,355       10,362
      8.8% Ship Financing Bond, due 1996............         -             938
      Variable-rate promissory note payable to bank,
           retired in 1994...........................        -           3,031
      Other (including unamortized debt discount)...         (878)        (944)
                                                         --------     --------

                                                         $ 31,526     $ 38,829
                                                         --------     --------

Less:

      Current Portion of Long-Term Debt Included         $  3,354     $  5,871
      Above Monies on Deposit (d)...................          364          364
                                                         --------     --------
                                                         $  3,718     $  6,235
                                                         --------     --------


           Total Long-Term Debt......................    $148,808     $157,594
                                                         ========     ========

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(4)   LONG-TERM OBLIGATIONS AND CREDIT AGREEMENTS (CONTINUED)

      (a)  Summary of Long-Term Debt (Continued)

The First Preferred Ship Mortgage Bonds, Ship Financing Bond, and obligations under capital leases are secured by a substantial portion of the Company's towboats and barges and by assignment of rentals for that equipment payable to the Company by its subsidiaries. $25,000,000 First Preferred Ship Mortgage Medium-Term Notes were issued in 1992.

Under the most restrictive of the mortgage indentures, the Company, (a) may not pay dividends, reacquire its common stock or make any advances or loans to its stockholder or subsidiaries of its stockholder except to the extent of the sum of (i) Consolidated Net Earnings after December 31, 1988, (ii) the net proceeds of the sale of stock of the Company after December 31, 1988, and (iii) the amount of $50,000,000 with respect to any advances or loans to its stockholder or to subsidiaries of its stockholder, (b) is required to maintain Consolidated Net Current Assets at least equal to $1,250,000, and (c) may not incur or permit any of its subsidiaries to incur additional Senior Unsecured Funded Debt except for refunding unless immediately thereafter Consolidated Net Tangible Assets will aggregate at least 150% of (i) Consolidated Senior Unsecured Funded Debt (excluding therefrom unsecured loans or advances to the Company from its stockholder) plus (ii) Consolidated Senior Secured Funded Debt (all terms as defined in the applicable indenture). Under these agreements, $17,214,000 of retained earnings at December 31, 1994 are available for additional dividends to Eastern.

Included in obligations under capital leases is $32,404,000 of barge lease obligations having a weighted average interest rate of 10%. Minimum lease payments under these agreements are due in installments through 2003; principal payments due for the next five years amount to $3,354,000 in 1995, $3,684,000 in 1996, $4,057,000 in 1997, $4,468,000 in 1998, and $4,921,000 in 1999.

      (b)  Credit Agreements

Eastern maintains a credit agreement with a group of banks which provides for the borrowing by Eastern and certain subsidiaries of up to $100,000,000 at any time through December 31, 1999. The Company's maximum available borrowings under the credit agreement are $50,000,000. The agreement requires a facility fee, which averages 1/7 of 1% of the unused portion. During 1994 and at December 31, 1994, the Company had no borrowings outstanding under this agreement. The interest rate for borrowings is the agent bank's prime rate or, at Eastern's option, various alternatives.

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(4)   LONG-TERM OBLIGATIONS AND CREDIT AGREEMENTS (CONTINUED)

      (c)  Consolidated Five Year Sinking Funds and Maturities

The aggregate annual sinking fund requirements and current maturities of long-term debt, including capital leases, for the next five years amount to $3,354,000 in 1995, $3,684,000 in 1996, $4,057,000 in 1997, and $4,468,000 in
1998, and $9,921,000 in 1999.

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

The following is a summary of the provision for income taxes:

                                                  YEARS ENDED DECEMBER 31,
                                                 -------------------------
                                        1994              1993           1992
                                      --------          -------         -------
                                                     (000 OMITTED)
Current:
      Federal                         $ 12,446          $ 7,835         $ 5,364
      State                                222              415             407
                                      --------          -------         -------
           Total Current Provision    $ 12,668          $ 8,250         $ 5,771
Deferred:
      Federal                           (3,863)           2,169           3,497
                                      --------          -------         -------
           Total Provision            $  8,805          $10,419         $ 9,268
                                      ========          =======         =======

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(5) INCOME TAXES (CONTINUED)

The table below reconciles the statutory U.S. Federal Income Tax provision to the recorded income tax provision:

                                                  YEARS ENDED DECEMBER 31,
                                                --------------------------
                                                 1994       1993       1992
                                                -------    -------    -------
                                                       (000 OMITTED)
      Statutory rate                                 35%        35%        34%
      Computed provision for income taxes
           at statutory Federal rate            $ 8,705    $ 8,539    $ 8,968
      Increase (decrease) from statutory
           rate resulting principally from:
        State taxes, net of Federal benefit         144        270        269
        Effect of increase in Federal income
           tax rate                                   -      1,572          -
        Nondeductible expenses                       53         28         26
        Other, net                                  (97)        10          5
                                                -------    -------    -------
      Provision for Income Taxes                $ 8,805    $10,419    $ 9,268
                                                =======    =======    =======

Effective January 1, 1992, Midland adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)   INCOME TAXES (CONTINUED)

Significant items making up deferred tax liabilities and deferred tax assets, as of December 31, 1994 and 1993, are as follows:

                                                1994               1993
                                              --------           --------
                                                       (000 Omitted)
      Assets:
        Post-retirement benefits             $  3,550          $  3,292
        Other                                   4,961             5,973
                                             --------          --------
           Total Deferred Tax Assets         $  8,511          $  9,265

      Liabilities:
        Accelerated depreciation              (57,510)          (59,967)
        Other                                  (5,373)           (7,197)
                                             --------          --------
        Total Deferred Tax Liabilities       $(62,883)         $(67,164)
                                             --------          --------
            Total Deferred Taxes             $(54,372)         $(57,899)
                                             =========          ========


(6)   PROPERTY AND EQUIPMENT

      (a) Depreciation and Amortization - Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment. Depreciation and amortization as a percentage of average depreciable assets was 3.9%, 4.2% and 4.1% in 1994, 1993 and 1992, respectively.

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

The minimum rental commitment for noncancelable operating leases at December
31, 1994 is as follows:
                                    MINIMUM
           YEARS ENDING          ANNUAL RENTAL
           ------------          -------------
                                 (000 OMITTED)

                 1995            $ 4,183
                 1996              3,938
                 1997              2,594
                 1998              1,573
                 1999              1,225
                 2000 - 2008       6,800
                                 -------
                                 $20,313
                                 =======

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(8)        SIGNIFICANT CUSTOMERS

None of the subsidiaries' customers accounted for more than 10% of the Company's total consolidated operating revenues in 1994, 1993 and 1992.

(9)        FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The carrying amounts and estimated fair values of Midland's financial instruments at December 31, 1994 and 1993 are as follows:


                                                  CARRYING             FAIR
                                                   AMOUNT              VALUE
                                                   --------           --------
                                                           (000 Omitted)
DECEMBER 31, 1994

Long-term debt                                     $119,758            $126,906


DECEMBER 31, 1993

Long-term debt                                     $123,692            $149,223

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)





(10)  UNAUDITED INTERIM FINANCIAL INFORMATION

The following table summarizes the Company's reported unaudited consolidated quarterly results of operations for the years ended December 31, 1994 and 1993.

                                                             THREE MONTHS ENDED
                                     --------------------------------------------------------------------
                                     MAR. 31               JUNE 30            SEPT. 30           DEC. 31
                                     --------             --------            --------           --------
                                                               (000 OMITTED)
 1994
- ------
Revenues                             $ 58,166             $ 68,986            $ 67,108           $ 70,432
                                     ========             ========            ========           ========

Operating Earnings                   $  5,025             $  9,871            $  9,257           $ 11,652
                                     ========             ========            ========           ========

Net earnings                         $  1,146             $  5,719            $  3,753           $  5,449
                                     ========             ========            ========           ========



 1993
- ------

Revenues                             $ 65,850             $ 66,746            $ 56,427           $ 65,898
                                     ========             ========            ========           ========


Operating Earnings                   $  9,087             $  9,812            $  5,009           $  9,093
                                     ========             ========            ========           ========

Net earnings                         $  3,730             $  4,252            $   (563)           $  6,558
                                     ========             ========            ========            ========


                                                                     SCHEDULE II


                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                                 (OOO OMITTED)


                                                                   ADDITIONS             DEDUCTIONS
                                                             ----------------------      ----------
                                                                                          Charges
                                                                                         for which
                                         Balance             Charged       Charged        Reserves         Balance
                                        Beginning            Costs &       to Other         Were           End of
                                         Of Year             Expenses      Accounts       Created           Year
                                         ------              --------      --------      ---------        -------
 1994
 ----
Allowances and reserves deducted
  from assets-
      Allowance for doubtful accounts    $   428             $    32       $     -       $      9           $   469
                                         =======             =======       =======       ========           =======

Reserves included in liabilities -
      Reserve for environmental expenses     841                 175             -           (262)              754
      Reserve for insurance claims         8,285               5,904         2,127         (7,507)            8,809
      Reserve for post-retirement
           health care                     9,306                 625             -         (1,218)            8,713
      Reserve for employee benefits        2,563               6,129           148         (6,548)            2,292
                                         -------             -------       -------       --------           -------
           Total Other Reserves          $20,995             $12,833       $ 2,275       $(15,535)          $20,568
                                         =======             =======       =======       ========           =======


 1993
- ------

Allowances and reserves deducted
  from assets-
      Allowance for doubtful accounts    $   428             $     -       $     -       $      -           $   428
                                         =======             =======       =======       ========           =======

Reserves included in liabilities -
      Reserve for environmental expenses     884                 (76)            -             33               841
      Reserve for insurance claims         8,480               5,587         1,098         (6,880)            8,285
      Reserve for post-retirement
           health care                     9,288               1,056             -         (1,038)            9,306
      Reserve for employee benefits        2,670               6,904            65         (7,076)            2,563
                                         -------             -------       -------        -------           -------
           Total Other Reserves          $21,322             $13,471       $ 1,163       $(14,961)          $20,995
                                         =======             =======       =======       ========           =======


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