Form 10-Q
period 1995-03-31
MIDLAND ENTERPRISES INC /DE/
filed 1995-05-01
CIK 66029

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1995
                  --------------
            or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------------

Commission File Number 2-39895
                       -------


                           MIDLAND ENTERPRISES INC.
   -------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      DELAWARE                                               04-2284434
 ----------------------------------------------------------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

      1400-580 BUILDING, CINCINNATI, OHIO                          45202
- -----------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)

Registrant's telephone number, including area code         513-721-4000
                                                    -------------------------

                                     NONE
 -----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X     No
                                   ---      ---
________________________________________________________________________________

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

                                                                     FORM 10-Q
                                                                        PAGE 2

ITEM 1.
FINANCIAL STATEMENTS
- --------------------

COMPANY OR GROUP OF COMPANIES FOR WHICH REPORT IS FILED:
MIDLAND ENTERPRISES INC. AND SUBSIDIARIES ("MIDLAND")
- -----------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
- ---------------------------------

                                                        (000 OMITTED)
                                                ------------------------------
                                                   FOR THE THREE MONTHS ENDED
                                                MARCH 31, 1995  MARCH 31, 1994
                                                --------------  --------------
Operating Revenues                                    $ 72,727        $ 58,166
                                                      --------        --------

Operating Costs and Expenses:

        Operating expenses                              43,973          40,094
        Depreciation and amortization                    5,716           5,670
        Selling, general & administrative expenses       2,447           2,528
        Overhead allocation from Parent                    675             711
        Taxes, other than income                         4,616           4,138
                                                      --------        --------
                                                        57,427          53,141
                                                      --------        --------
        Operating earnings                              15,300           5,025
                                                      --------        --------

Other Income (Expense):

        Interest income from Parent                      1,049             531
        Interest income other                               76               7
        Gain (loss) on sale of assets
           and other, net                                    2              (3)
                                                      --------        --------
                                                         1,127             535
                                                      --------        --------


Interest Expense:

        Long-term debt                                   3,703           3,897
        Other, including amortization of
           debt expense                                     28              26
        Interest capitalized during
           construction                                      -             (38)
                                                      --------        --------
                                                         3,731           3,885
                                                      --------        --------

Earnings before income taxes                            12,696           1,675

Provision for income taxes                               4,563             529
                                                      --------        --------

Net Earnings                                          $  8,133        $  1,146
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

                                                                     FORM 10-Q
                                                                        PAGE 3

MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
- -----------------------------------------

CONSOLIDATED BALANCE SHEETS
- ---------------------------

                                                                        (000 OMITTED)
                                                        ---------------------------------------------
                                                          MARCH 31,        DEC. 31,         MARCH 31,
                                                           1995             1994              1994
                                                        -----------      -----------        ----------
Assets

Current Assets:
        Cash and cash equivalents                       $    15,002      $     4,088        $       89
        Receivables  -
                Trade, net                                   23,927           24,641            24,379
                Parent                                       67,333           61,866            60,660
                Other                                         1,126              659             1,329
        Materials, supplies & fuel                            7,678            8,299            12,491
        Prepaid expenses                                      1,419            2,550             1,233
                                                        -----------      -----------        ----------

        Total current assets                                116,485          102,103           100,181
                                                        -----------      -----------        ----------

Property and Equipment, at cost                             581,620          581,647           603,859
        Less-Accumulated depreciation                       298,497          293,375           292,238
                                                        -----------      -----------        ----------

        Net property and equipment                          283,123          288,272           311,621
                                                        -----------      -----------        ----------

Other Assets:
        Deferred pension charges                             12,052           11,835            10,730
        Other                                                 5,574            5,281             5,145
                                                        -----------      -----------        ----------

        Total other assets                                   17,626           17,116            15,875
                                                        -----------      -----------        ----------

        Total assets                                    $   417,234      $   407,491        $  427,677
                                                        ===========      ===========        ==========




                    The accompanying notes are an integral
                      part of these financial statements.

                                                                     FORM 10-Q
                                                                        PAGE 4



MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
- -----------------------------------------

CONSOLIDATED BALANCE SHEETS
- ---------------------------
                                                             (000 OMITTED)
                                                     ----------------------------
                                                     MARCH 31, DEC. 31, MARCH 31,
                                                        1995     1994      1994
                                                     --------- -------- ---------
Liabilities and Stockholder's Equity

Current Liabilities:
        Current portion of long-term debt             $  3,426 $  3,354 $  5,944
        Accounts Payable -
                Trade                                   10,772   11,705   11,202
                Parent                                       -        -      161
        Income taxes payable                             4,957      918      781
        Accrued expenses                                13,507    9,917   14,382
        Other current liabilities                       16,373   15,217   15,188
                                                      -------- -------- --------

        Total current liabilities                       49,035   41,111   47,658
                                                      -------- -------- --------

Long-Term Debt                                         147,849  148,808  156,101
                                                      -------- -------- --------

Other Liabilities:
        Deferred income taxes                           55,242   54,644   58,545
        Unamortized investment
                tax credits                              4,009    4,161    5,021
        Post-retirement health care                      8,743    8,713    9,052
        Other reserves                                   1,418    1,148    1,125
                                                      -------- -------- --------

        Total other liabilities                         69,412   68,666   73,743
                                                      -------- -------- --------

Stockholder's Equity:
        Common stock, $100 par value -
          Authorized - 1,000 shares
          Shares issued & outstanding -
          15 1/2 shares                                      1        1        1
        Capital in excess of par value                  52,519   52,519   52,519
        Retained earnings                               98,418   96,386   97,655
                                                      -------- -------- --------

        Total stockholder's equity                     150,938  148,906  150,175
                                                      -------- -------- --------

        Total liabilities and stockholder's equity    $417,234 $407,491 $427,677
                                                      ======== ======== ========



                    The accompanying notes are an integral
                      part of these financial statements.

                                                                     FORM 10-Q
                                                                        PAGE 5


MIDLAND ENTERPRISES INC. AND SUBSIDIARIES ("MIDLAND")
- -----------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------

                                                                (000 OMITTED)
                                                            --------------------
                                                            FOR THE THREE MONTHS
                                                                   ENDED
                                                            MARCH 31,  MARCH 31,
                                                              1995       1994
                                                            --------------------
Cash Flows from Operating Activities:
- -------------------------------------
   Net earnings                                               $ 8,133   $ 1,146
   Adjustments to reconcile net earnings to
        net cash provided by operating activities:
        Depreciation and amortization                           5,716     5,670
        Deferred and current income taxes                       4,637    (1,897)
        Net (gain) loss on sale of assets                         (13)        2
        Other changes in assets and liabilities:
           Trade and other receivables                            247         1
           Materials, supplies & fuel                             621       474
           Accounts payable                                      (933)   (1,608)
           Accrued expenses and other current liabilities       4,746     3,024
           Other                                                1,097      (117)
                                                              -------   --------
                Net Cash Provided by
                Operating Activities                           24,251     6,695
                                                              -------   --------

Cash Flows from Investing Activities:
- -------------------------------------
   Capital expenditures                                          (880)   (1,119)
   (Increase) decrease in Parent receivable                    (5,467)   (3,708)
   Proceeds from asset dispositions                                13       429
                                                              -------   --------

                Net Cash Used in Investing Activities          (6,334)   (4,398)

Cash Flows from Financing Activities:
- -------------------------------------
   Issuance of long-term debt                                       -         -
   Repayment of long-term debt                                   (903)   (1,436)
   Cash dividends paid to Parent                               (6,100)     (860)
                                                              -------   --------

                Net Cash Provided by (Used in)
                    Financing Activities                       (7,003)   (2,296)
                                                              -------   --------

Net Increase (Decrease) in Cash and Cash Equivalents           10,914         1

Cash and Cash Equivalents at Beginning of Period                4,088        88
                                                              -------   --------

Cash and Cash Equivalents at End of Period                    $15,002   $    89
                                                              =======   =======

Supplemental Disclosures of Cash Flow Information:
- -------------------------------------------------

Cash paid during the period for:
   Interest, net of amounts capitalized                       $   813   $   916
   Income taxes                                               $   (75)  $ 2,092


                    The accompanying notes are an integral
                      part of these financial statements.

                                                                     FORM 10-Q
                                                                        PAGE 6




                  MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1995


(1)  ACCOUNTING POLICIES

        It is Midland's opinion that the financial information contained in this report reflects all adjustments necessary to present a fair statement of the results for the periods reported, but such results are not necessarily indicative of results to be expected for the year, due to the somewhat seasonal nature of Midland's operations. All such adjustments were of a normal, recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein when read with the annual report for 1994 filed on Form 10-K are adequate to make the information presented not misleading.

                                                                     FORM 10-Q
                                                                        PAGE 7


ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                  AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
- ---------------------
First quarter revenues and operating earnings increased 25% and 200%, respectively, over 1994, on record first quarter ton miles, up 22% over the
same period last year.   Contributing to the growth in earnings, in addition to
the increased volume, were significantly higher spot transportation rates, particularly on grain and most non-coal commodities. Efficiencies from traffic pattern improvements and unseasonably good operating conditions, as well as continued benefits from cost reduction programs initiated in 1994, contributed to the improved earnings. During the first quarter of 1994, Midland incurred higher operating costs from inefficiencies due to flooding and severe winter icing conditions.

Coal tonnage and ton miles increased 16% and 20%, respectively, over 1994 primarily reflecting increased demand by electric utilities under long-term contracts. During the first quarter of 1994, contract utility coal tonnage for one of Midland's largest customers was reduced by a contractual dispute (favorably resolved later in the year) and another had an unscheduled plant shutdown. While first quarter 1995 spot and export coal tonnage declined 6%, related ton miles increased 23% over 1994, reflecting longer average trip lengths. Non-coal tonnage increased 13% over 1994 with increased shipments of grain, scrap, steel and ores, some of which represented increased backhaul opportunities associated with water-borne imports to the United States.

Increased throughput at Midland's coal terminals and lower corporate overhead costs also contributed to the higher operating earnings.

As a result of the improved operating results discussed above, and lower net interest costs, Midland's net earnings for the first quarter of 1995 increased 610% as compared to last year.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
Capital expenditures debt repayments and dividends and advances to Parent were funded from cash provided by operating activities in the first quarter of 1995.

                                                                     FORM 10-Q
                                                                        PAGE 8




                         PART II.   OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

    (a)  Exhibit 27      Financial Data Schedule

    (b)  Reports on Form 8-K
         -------------------
    There were no reports on Form 8-K filed in the first quarter of 1995.

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



                                              MIDLAND ENTERPRISES INC.


                                              BY:    R. L. DOETTLING
                                                     ---------------------------
                                                     R. L. DOETTLING
                                                     SENIOR VICE PRESIDENT
                                                     FINANCE AND ADMINISTRATION
                                                     PRINCIPAL FINANCIAL OFFICER
                                                     AND DULY AUTHORIZED OFFICER



Date:  May 1, 1995