Form 10-Q
period 1995-06-30
MIDLAND ENTERPRISES INC /DE/
filed 1995-07-31
CIK 66029

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1995
                 ---------------
                or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________

Commission File Number 2-39895
                       -------

                        MIDLAND ENTERPRISES INC.
- -------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

           DELAWARE                                         04-2284434
- -------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

    300 PIKE STREET, CINCINNATI, OHIO                          45202
- -------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code   513-721-4000
                                                   ----------------------------

       FORMER ADDRESS:  1400 - 580 BUILDING, CINCINNATI, OH 45202
- -------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes  X       No
                                        ---         ---
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

ITEM 1.
FINANCIAL STATEMENTS
- --------------------
Company or group of companies for which report is filed:
Midland Enterprises Inc. and Subsidiaries ("Midland")
- -----------------------------------------------------
Consolidated Statements of Income
- ---------------------------------

                                                              (000 Omitted)
                                    -----------------------------------------------------------------
                                    For the Three Months Ended               For the Six Months Ended
                                    --------------------------              -------------------------
                                      June 30,     June 30,                    June 30,      June 30,
                                       1995         1994                        1995          1994
                                      -----        -----                       -----          -----
Operating Revenues                    $69,261        $68,986                 $141,988       $127,152
                                      -------        -------                 --------       --------
Operating Costs and Expenses:

   Operating Expenses                  43,296         46,012                   87,269        86,106
   Depreciation and amortization        5,790          5,647                   11,506        11,317
   Selling, general & administrative
      expenses                          2,848          2,670                    5,295         5,198
   Overhead allocation from Parent        675            711                    1,350         1,422
   Taxes, other than income             4,109          4,075                    8,725         8,213
                                      -------        -------                 --------       --------
                                       56,718         59,115                  114,145       112,256
                                      -------        -------                 --------       --------
   Operating Earnings                  12,543          9,871                   27,843        14,896
                                      -------        -------                 --------       --------
Other Income (Expense):
   Interest income from Parent          1,254            577                    2,303         1,108
   Interest income other                  166             11                      242            18
   Gain on sale of barge facility
      including $851,000 of
      curtaiment gains                      0          2,300                        0         2,300
   Gain (loss) on sale of assets
      and other, net                      (15)            58                      (13)           55
                                      -------        -------                 --------       --------
                                        1,405          2,946                    2,532         3,481
                                      -------        -------                 --------       --------
Interest Expense:
   Long-term debt                       3,665          3,885                    7,368         7,782
   Other, including amortization of
      debt expense                         31             43                       59            69
   Interest capitalized during
      construction                          0              0                        0           (38)
                                      -------        -------                 --------       --------
                                        3,696          3,928                    7,427         7,813
                                      -------        -------                 --------       --------
Earnings before income taxes           10,252          8,889                   22,948        10,564
Provision for Income taxes              3,680          3,170                    8,243         3,699
                                      -------        -------                 --------       --------
Net Earnings                           $6,572         $5,719                  $14,705        $6,865
                                      =======        =======                 ========       ========





                                              The accompanying notes are an integral
                                                part of these financial statements.

Midland Enterprises Inc. And Subsidiaries
- -----------------------------------------
Consolidated Balance Sheets
- ---------------------------

                                                              (000 Omitted)
                                              -------------------------------------------
                                                June 30,        Dec. 31,        June 30,
                                                  1995            1994            1994
                                              -----------     -----------     -----------
Assets

Current Assets:
        Cash and cash equivalents             $    14,561     $     4,088     $     5,088
        Receivables  -
                Trade, net                         22,921          24,641          28,003
                Parent                             67,326          61,866          65,205
                Other                               5,132             659           1,380
        Materials, supplies & fuel                  7,849           8,299           9,068
        Prepaid expenses                            3,015           2,550           2,124
                                              -----------     -----------     -----------

        Total current assets                      120,804         102,103         110,868
                                              -----------     -----------     -----------

Property and Equipment, at cost                   580,525         581,647         582,724
        Less-Accumulated depreciation             301,433         293,375         284,797
                                              -----------     -----------     -----------

        Net property and equipment                279,092         288,272         297,927
                                              -----------     -----------     -----------

Other Assets:
        Deferred pension charges                   12,056          11,835          11,075
        Other                                       5,411           5,281           5,068
                                              -----------     -----------     -----------

        Total other assets                         17,467          17,116          16,143
                                              -----------     -----------     -----------

        Total assets                          $   417,363     $   407,491     $   424,938
                                              ===========     ===========     ===========


                        The accompanying notes are an integral
                          part of these financial statements.

Midland Enterprises Inc. And Subsidiaries
- -----------------------------------------
Consolidated Balance Sheets
- ---------------------------

                                                           (000 Omitted)
                                               --------------------------------------
                                               June 30,         Dec.31,       June 30,
                                                 1995            1994           1994
                                              ----------      ----------    ----------
Liabilities and Stockholder's Equity

Current Liabilities:
        Current portion of long-term debt     $    3,511      $    3,354    $    5,415
        Accounts Payable -
                Trade                             10,611          11,705         9,792
                Parent                                 0               0         2,523
        Income taxes payable                       2,070             918           590
        Accrued expenses                          10,732           9,917        11,759
        Other current liabilities                 21,540          15,217        16,573
                                              ----------      ----------    ----------
        Total current liabilities                 48,464          41,111        46,652
                                              ----------      ----------    ----------
Long-Term Debt                                   146,996         148,808       155,184
                                              ----------      ----------    ----------

Other Liabilities:
        Deferred income taxes                     55,158          54,644        57,323
        Unamortized investment
                tax credits                        3,856           4,161         4,465
        Post-retirement health care                8,810           8,713         8,849
        Other reserves                             1,497           1,148           860
                                              ----------      ----------    ----------
        Total other liabilities                   69,321          68,666        71,497
                                              ----------      ----------    ----------

Stockholder's Equity:
        Common stock, $100 par value -
            Authorized - 1,000 shares
           Shares issued & outstanding -
           15 1/2 shares                               1               1             1
        Capital in excess of par value            52,519          52,519        52,519
        Retained earnings                        100,062          96,386        99,085
                                              ----------      ----------    ----------
        Total stockholder's equity               152,582         148,906       151,605
                                              ----------      ----------    ----------
        Total liabilities and
        stockholder's equity                     417,363         407,491       424,938
                                              ==========      ==========    ==========


                                        The accompanying notes are an interal
                                         part of these financial statements.

Midland Enterprises Inc. and Subsidiaries ("Midland")
- -----------------------------------------------------
Consolidated Statements of Cash Flows
- -------------------------------------

                                                                                     (000 Omitted)
                                                                             ------------------------------
                                                                               For the Six Months Ended
                                                                             ------------------------------
                                                                             June 30,              June 30,
                                                                              1995                   1994
                                                                             ------------------------------
Cash Flows from Operating Activities:
- -------------------------------------
        Net earnings                                                         $   14,705       $    6,865
        Adjustments to reconcile net earnings to
                net cash provided by operating activities:
                Depreciation and amortization                                    11,506           11,317
                Deferred and current income taxes                                 1,666           (3,310)
                Net (gain) loss on sale of assets                                   (10)          (2,672)
                Other changes in assets and liabilities:
                        Trade and other receivables                              (2,753)          (3,674)
                        Materials, supplies & fuel                                  450            3,897
                        Accounts payable                                         (1,094)            (656)
                        Accrued expenses and other current liabilities            7,138            1,786
                        Other                                                      (575)          (2,691)
                                                                             ----------       ----------
                                Net Cash Provided by
                                Operating Activities                             31,033           10,862
                                                                             ----------       ----------

Cash Flows from Investing Activities:
- -------------------------------------
        Capital expenditures                                                     (2,917)          (1,643)
        (Increase) decrease in Parent receivable                                 (5,460)          (8,253)
        Proceeds from asset dispositions                                            534           12,083
                                                                             ----------       ----------
                                Net Cash Provided by Investing Activities        (7,843)           2,187

Cash Flows from Financing Activities:
- -------------------------------------
        Issuance of long-term debt                                                    -                -
        Repayment of long-term debt                                              (1,688)          (2,899)
        Cash dividends paid to Parent                                           (11,029)          (5,150)
                                                                             ----------       ----------

                                Net Cash Used in
                                      Financing Activities                      (12,717)          (8,049)
                                                                             ----------       ----------

Net Increase in Cash and Cash Equivalents                                        10,473            5,000

Cash and Cash Equivalents at Beginning of Period                                  4,088               88
                                                                             ----------       ----------

Cash and Cash Equivalents at End of Period                                   $   14,561       $    5,088
                                                                             ==========       ==========
Supplemental Disclosures of Cash Flow Information:
- --------------------------------------------------
Cash paid during the period for:
        Interest, net of amounts capitalized                                 $    7,359        $   7,782
        Income taxes                                                         $    6,608        $   4,634



                                The accompanying notes are an integral
                                  part of these financial statements.

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                         Notes to Financial Statements
                                 June 30, 1995


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

   (2)  CONTINGENCIES

   In July 1995 Midland's Parent, Eastern Enterprises, received notice from the Social Security Administration claiming that the Parent is responsible for health benefit premiums for an additional group of retired coal miners and their beneficiaries under the federal Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act"). In 1993 the Parent recorded an extraordinary charge for its estimated obligations under the Coal Act relative to a group of retired coal miners and their beneficiaries assigned to it at that time, as discussed in Note 12 to Notes to Financial Statements in the Parent's 1994 Annual Report. A portion of the recent assignment to the Parent is assertedly due to the Parent's relationship to a predecessor of Midland that is no longer in business. At this time neither assignments nor invoices for health benefit premiums have been received by Midland. Due to a lack of information about the recent assignment of the additional group of retired miners and their beneficiaries and their relationship to Midland, it is not known what the ultimate cost of such assignment, if any, will be to Midland and no provision has been made at this time.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Results of Operations:
- ----------------------
Second quarter operating earnings increased 27% over 1994, reflecting continuation of the significantly higher spot transportation rates, particularly on export and spot coal, grain, ores and other backhaul
commodities.   Efficiencies from traffic pattern improvements, and continued
benefits from increased barge utilization and cost reduction programs initiated in 1994, contributed to the improved earnings. Revenues were unchanged from the second quarter of 1994 on 6% fewer ton miles reflecting the higher rate structure. However, severe flooding on the Mississippi River above St. Louis and the Illinois Waterway from late May to mid-June, which closed portions of those rivers during this period, negatively impacted production and increased operating expenses.

The Company experienced a 6% decline in coal tonnage attributable to reduced spot transportation. Primary factors, were the utilization of equipment in non-coal markets and a mild winter which reduced utility requirements for coal. As such, export and spot coal tonnage declined 31% from second quarter levels in 1994. However, coal tonnage under long term contracts increased 3% as a result of the settlement in July 1994 of a contract dispute with Gulf Power
Company that had curtailed shipments in the first half of last year.   Non-coal
tonnage declined 7% due to the aforementioned river closures, while related ton
miles were nearly flat, reflecting longer average hauls.   The demand for raw
and intermediate materials originating at the Gulf coupled with a strong export grain market contributed significantly to the increased equipment utilization.

Operating earnings for the first six months of 1995 increased 87% over the comparable period in 1994, with revenues up 12%, reflecting the improved market environment, favorable first quarter operating conditions and increased productivity. For the first six months, ton miles increased 6%, reflecting Midland's strong first quarter production as compared to 1994 when severe
winter icing and floods negatively impacted operating results.   Coal tonnage
increased 4%, with coal tonnage under long term contracts up 12% for the first six months as compared to 1994, mainly as a result of the settlement of the
contract dispute with Gulf Power Company discussed above.   Spot and export
coal tonnage declined 20% from the six month level in 1994, due in part to equipment requirements to service the Gulf Power contract tonnage, as well as a softening coal market and shift in emphasis to other non-coal commodities. Non-coal tonnage increased 2% for the first six months of 1995 over last year levels.

During the second quarter of 1994, Midland recorded a pre-tax gain of $2.3 million in "Other Income" as a result of the sale of its Port Allen barge
construction and repair facility in Louisiana.   Including this gain in 1994,
Midland's net earnings for the second quarter of 1995 increased 15% as a result of the improved operating results discussed above, and lower net interest
costs.   Midland's net earnings for the first six months of 1995 increased 114%
as compared to last year.

Liquidity and Capital Resources
- -------------------------------
Capital expenditures, debt repayments and dividends and advances to parent were funded from cash provided by operating activities in the second quarter and first six months of 1995. Midland has contracted with Trinity Industries to purchase 75 new hopper barges to replace fleet retirements, with deliveries beginning in the third quarter of 1995 and continuing through the first quarter of 1996. These purchases will be funded with cash provided from operations and from available cash.

In July 1995 Midland's Parent received notice from the Social Security Administration claiming that the Parent is responsible for health benefit premiums under the federal Coal Industry Retiree Health Benefit Act of 1992 for a group of retired coal miners and their beneficiaries, assertedly due to the Parent's relationship to a predecessor of Midland that is no longer in business. As described in Note 2 of Notes to Financial Statements, no provision has been made at this time because the amount of the reserve, if any, cannot be reasonably estimated.

                          PART II.   OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
    (a)  Exhibit 27      Financial Data Schedule

    (b)  Reports on Form 8-K
         -------------------
         There were no reports on Form 8-K filed in the second quarter of 1995.

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



                                        MIDLAND ENTERPRISES INC.


                                        BY:  /s/R. L. DOETTLING
                                            ----------------------------
                                             R. L. DOETTLING
                                             SENIOR VICE PRESIDENT
                                             FINANCE AND ADMINISTRATION
                                             PRINCIPAL FINANCIAL OFFICER
                                             AND DULY AUTHORIZED OFFICER




   DATE:  JULY 31, 1995