Form 10-Q
period 1995-09-30
MIDLAND ENTERPRISES INC /DE/
filed 1995-11-06
CIK 66029

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1995
                  ------------------

                or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ______________

Commission File Number 2-39895
                       -------

                           MIDLAND ENTERPRISES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    DELAWARE                                                    04-2284434
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

300 PIKE STREET, CINCINNATI, OHIO                                  45202
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)

Registrant's telephone number, including area code              513-721-4000
                                                  ------------------------------
________________________________________________________________________________
             (former name, former address and former fiscal year,
                        if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes  X       No
                                       -----        -----

--------------------------------------------------------------------------------
The number of shares of common stock of Midland Enterprises Inc. outstanding as of the date of this report was 15 1/2, all held by Eastern Enterprises.

Registrant meets the conditions set forth in general instructions H(1) (a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                                                    FORM 10-Q
                                                                     PAGE 2


ITEM 1.
FINANCIAL STATEMENTS
--------------------

COMPANY OR GROUP OF COMPANIES FOR WHICH REPORT IS FILED:
MIDLAND ENTERPRISES INC. AND SUBSIDIARIES ("MIDLAND")
-----------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
---------------------------------

                                                                                   (000 OMITTED)
                                                  ----------------------------------------------------------------------------
                                                  FOR THE THREE MONTHS ENDED                         FOR THE NINE MONTHS ENDED
                                                  --------------------------                         -------------------------
                                                SEPTEMBER 30,      SEPTEMBER 30,                  SEPTEMBER 30,        SEPTEMBER 30,
                                                    1995               1994                          1995                 1994
                                                -------------      -------------                  -------------        -------------
Operating Revenues                                 $76,486            $67,108                       $218,474           $194,260
                                                -------------      -------------                  -------------        -------------

Operating Costs and Expenses:

    Operating Expenses                              47,632             45,057                        134,901            131,163
    Depreciation and amortization                    5,506              5,686                         17,012             17,003
    Selling, general & administrative expenses       2,662              2,740                          7,957              7,938
    Overhead allocation from Parent                    675                711                          2,025              2,133
    Taxes, other than income                         4,286              3,657                         13,010             11,870
                                                -------------      -------------                  -------------        -------------
                                                    60,761             57,851                        174,905            170,107
                                                -------------      -------------                  -------------        -------------
    Operating Earnings                              15,725              9,257                         43,569             24,153
                                                -------------      -------------                  -------------        -------------
Other Income:

    Interest income from Parent                      1,150                826                          3,452              1,934
    Interest income other                               62                 52                            303                 70
    Gain on sale of barge facility
          including $851,000 of curtailment gains        0                  0                              0              2,300
    Gain on sale of assets
        and other, net                                 505                 56                            492                111
                                                -------------      -------------                  -------------        -------------
                                                     1,717                934                          4,247              4,415
                                                -------------      -------------                  -------------        -------------
Interest Expense:

    Long-term debt                                   3,631              3,848                         11,000             11,630
    Other, including amortization of
         debt expense                                   32                486                             89                555
    Interest capitalized during
         construction                                    0                  0                              0                (38)
                                                -------------      -------------                  -------------        -------------
                                                     3,663              4,334                         11,089             12,147
                                                -------------      -------------                  -------------        -------------
Earnings before income taxes                        13,779              5,857                         36,727             16,421

Provision for Income taxes                           5,020              2,104                         13,263              5,803
                                                -------------      -------------                  -------------        -------------
Net Earnings                                       $ 8,759            $ 3,753                       $ 23,464           $ 10,618
                                                =============      =============                  =============        =============


                    The accompanying notes are in integral
                      part of these financial statements.

                                                                     FORM 10-Q
                                                                      PAGE 3
MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
-----------------------------------------

CONSOLIDATED BALANCE SHEETS
---------------------------

                                                                       (000 OMITTED)
                                                        ----------------------------------------------
                                                        SEPTEMBER 30,      DEC. 31,         SEPTEMBER 30,
                                                            1995             1994               1994
                                                        -------------    -------------     -------------
Assets

Current Assets:
      Cash and cash equivalents                            $ 16,250      $  4,088           $  7,084
      Receivables  -
           Trade, net                                        26,892        24,641             23,132
           Parent                                            66,974        61,866             64,991
           Other                                              5,222           659                552
      Materials, supplies & fuel                              7,597         8,299              9,728
      Prepaid expenses                                        2,923         2,550              3,974
                                                        -------------    -------------     -------------
      Total current assets                                  125,858       102,103            109,461
                                                        -------------    -------------     -------------

Property and Equipment, at cost                             579,727       581,647            582,414
      Less-Accumulated depreciation                         302,253       293,375            289,285
                                                        -------------    -------------     -------------
      Net property and equipment                            277,474       288,272            293,129
                                                        -------------    -------------     -------------
Other Assets:
      Deferred pension charges                               12,054        11,835             11,076
      Other                                                   4,973         5,281              4,924
                                                        -------------    -------------     -------------
      Total other assets                                     17,027        17,116             16,000
                                                        -------------    -------------     -------------
      Total assets                                         $420,359      $407,491           $418,590
                                                        =============    ==============    =============






                    The accompanying notes are in integral
                      part of these financial statements.

                                                                    FORM 10-Q
                                                                     PAGE 4
MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
-----------------------------------------

CONSOLIDATED BALANCE SHEETS
---------------------------

                                                                               (000 OMITTED)
                                                                  --------------------------------------------
                                                                  SEPTEMBER 30,   DEC. 31,         SEPTEMBER 30,
                                                                     1995           1994               1994
                                                                  ------------   ------------       ------------
Liabilities and Stockholder's Equity

Current Liabilities:
       Current portion of  long - term debt                           $3,594         $3,354             $4,510
       Accounts Payable -
                    Trade                                              9,715         11,705             10,106
                    Parent                                                 0              0                 14
       Income taxes payable                                            1,028            918                476
       Accrued expenses                                               15,709          9,917             13,647
       Other current liabilities                                      20,142         15,217             15,305
                                                                  ------------   ------------       ------------
       Total current liabilities                                      50,188         41,111             44,058
                                                                  ------------   ------------       ------------
Long-Term Debt                                                       145,995        148,808            153,884
                                                                  ------------   ------------       ------------

Other Liabilities:
       Deferred income taxes                                          55,514         54,644             54,199
       Unamortized investment
                    tax credits                                        3,667          4,161              4,312
       Post-retirement health care                                     8,662          8,713              8,710
       Other reserves                                                  1,561          1,148                883
                                                                  ------------   ------------       ------------
       Total other liabilities                                        69,404         68,666             68,104
                                                                  ------------   ------------       ------------

Stockholder's Equity:
       Common stock, $100 par value -
           Authorized - 1,000 shares
          Shares issued & outstanding -
          15 1/2 shares                                                    1              1                  1
       Capital in excess of par value                                 52,519         52,519             52,519
       Retained earnings                                             102,252         96,386            100,024
                                                                  ------------   ------------       ------------
       Total stockholder's equity                                    154,772        148,906            152,544
                                                                  ------------   ------------       ------------
       Total liabilities and
       stockholder's equity                                         $420,359       $407,491           $418,590
                                                                  ============   ============       ============







                    The accompanying notes are in integral
                      part of these financial statements.

                                                                      FORM 10-Q
                                                                       PAGE 5
MIDLAND ENTERPRISES INC. AND SUBSIDIARIES ("MIDLAND")
-----------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------

                                                                         (000 OMITTED)
                                                                  --------------------------------
                                                                    FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER 30,      SEPTEMBER 30,
                                                                      1995               1994
                                                                  --------------------------------
Cash Flows from Operating Activities:
------------------------------------
   Net earnings                                                       $23,464            $10,618
   Adjustments to reconcile net earnings to
       net cash provided by operating activities:
       Depreciation and amortization                                   17,012             17,003
       Deferred and current income taxes                                  980             (6,548)
       Net (gain) loss on sale of assets                                 (492)            (2,672)
       Other changes in assets and liabilities:
           Trade and other receivables                                 (2,251)             2,025
           Materials, supplies & fuel                                     702              3,237
           Accounts payable                                            (1,990)            (2,851)
           Accrued expenses and other current liabilities              10,717              2,406
           Other                                                       (4,141)            (4,500)
                                                                  -------------      -------------
               Net Cash Provided by
                  Operating Activities                                 44,001             18,718
                                                                  -------------      -------------
Cash Flows from Investing Activities:
------------------------------------
   Capital expenditures                                                (9,576)            (2,683)
   Increase in Parent receivable                                       (5,108)            (8,039)
   Proceeds from asset dispositions                                     3,256             12,083
                                                                  -------------      -------------
               Net Cash Provided (Used) by
                   Investing Activities                               (11,428)             1,361
                                                                  -------------      -------------

Cash Flows from Financing Activities:
------------------------------------
   Repayment of long-term debt                                         (2,813)            (5,120)
   Cash dividends paid to Parent                                      (17,598)            (7,963)
                                                                  -------------      -------------
                     Net Cash Used in
                           Financing Activities                       (20,411)           (13,083)
                                                                  -------------      -------------
Net Increase in Cash and Cash Equivalents                              12,162              6,996

Cash and Cash Equivalents at Beginning of Period                        4,088                 88
                                                                  -------------      -------------
Cash and Cash Equivalents at End of Period                            $16,250             $7,084
                                                                  =============      =============
Supplemental Disclosures of Cash Flow Information:
-------------------------------------------------
Cash paid during the period for:
   Interest, net of amounts capitalized                                $8,124             $8,687
   Income taxes                                                       $12,313            $11,767







                    The accompanying notes are in integral
                      part of these financial statements.

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995


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

(2)  CONTINGENCIES

In July and September 1995 Midland's Parent, Eastern Enterprises, received notice from the Social Security Administration claiming that the Parent is responsible for health benefit premiums for an additional group of retired coal miners and their beneficiaries under the federal Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act"). In 1993 the Parent recorded an extraordinary charge for its estimated obligations under the Coal Act relative to a group of retired coal miners and their beneficiaries assigned to it at that time, as discussed in Note 12 to Notes to Financial Statements in the Parent's 1994 Annual Report. A portion of the recent assignment to the Parent is assertedly due to the Parent's relationship to a predecessor of Midland that is no longer in business. At this time neither assignments nor invoices for health benefit premiums have been received by Midland. Due to a lack of information about the recent assignment of the additional group of retired miners and their beneficiaries and their relationship to Midland, it is not known what the ultimate cost of such assignment, if any, will be to Midland and no provision has been made at this time.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
---------------------
Revenues for the third quarter of 1995 increased 14% over the comparable period in 1994 reflecting a 4% increase in ton miles and significantly higher spot transportation rates, particularly on export and spot coal, grain, ores and
other backhaul commodities.   For the first nine months of 1995, revenues
increased 12%, reflecting the improved market environment resulting from decreased equipment availability and strong export and import demand for river transportation. Year-to-date ton miles increased 6%, reflecting changes to traffic patterns resulting in longer average trip lengths and the strong first quarter activity as compared to 1994, when severe winter icing and flooding negatively impacted operations.

Coal tonnage declined 8% in the third quarter from the comparable period in 1994, with related ton miles down 2%, due to reduced domestic utility and
industrial coal shipments.   Primary factors include plant downtime for several
customers under long-term contract, the closure of the Illinois Waterway for repairs during August and September, and longer average trip lengths for spot
coal shipments.   For the first nine months, coal tonnage was unchanged from
1994 reflecting strong first quarter shipments, offset by weaker demand later in the year due to the mild winter and the factors discussed above. Non-coal tonnage declined less than 2% for the third quarter and first nine months of 1995, compared to the same periods last year while related ton miles rose 10%
and 13% respectively.   Significantly longer trip lengths associated with
higher margin spot commodities increased ton mile production and revenues although fewer actual tons were delivered.

Operating earnings for the third quarter and first nine months of 1995 were favorably impacted by the aforementioned improved spot transportation rates, efficiencies gained from traffic pattern improvements, continued benefits from increased barge utilization and cost reduction programs and generally favorable operating conditions as compared to 1994. Terminal and support operation
results were largely unchanged from 1994 levels.   As a result, comparative
operating earnings increased by 70% and 80% for the third quarter and first nine months of 1995, respectively, and resulted in all time record earnings.

During the second quarter of 1994, Midland recorded a pre-tax gain of $2.3 million as a result of the sale of its Port Allen barge construction and
repair facility in Louisiana.   This gain is included in " Other Income" on the
Consolidated Statements of Income.   During the third quarter and first nine
months of 1995, sales and disposals of assets generated net pre-tax gains of approximately $.5 million. Lower net financing expenses also contributed to improved Earnings before income taxes.

Including the pre-tax items and the operating results discussed above, Net Earnings for the third quarter and first nine months of 1995 increased 133% and 121% over the respective periods in 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Capital expenditures, debt repayments and dividends and advances to parent were funded from cash provided by operating activities in the third quarter and
first nine months of 1995.   Midland has contracted with Trinity Industries to
purchase 125 new hopper barges to replace fleet retirements, with deliveries beginning in the third quarter of 1995 and continuing into the second quarter of 1996. These purchases will be funded with cash provided from operations and from the receivable with parent.

In July and September 1995 Midland's Parent received notice from the Social Security Administration claiming that the Parent is responsible for health benefit premiums under the federal Coal Industry Retiree Health Benefit Act of 1992 for a group of retired coal miners and their beneficiaries, assertedly due to the Parent's relationship to a predecessor of Midland that is no longer in business. As described in Note 2 of Notes to Financial Statements, no provision has been made at this time because the amount of the reserve, if any, cannot be reasonably estimated.

                          PART II.   OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

    (a)  Exhibit 27      Financial Data Schedule

    (b)  Reports on Form 8-K
         -------------------

     There were no reports on Form 8-K filed in the third quarter of 1995.

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




DATE:  NOVEMBER 6, 1995