Form 10-K405
period 1995-12-31
MIDLAND ENTERPRISES INC /DE/
filed 1996-03-19
CIK 66029

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

/ x /   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

        For the fiscal year ended December 31, 1995

/   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        For the transition period from _____________   to  _____________

        Commission file number 2-39895

                            Midland Enterprises Inc.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     Delaware                               04-2284434
        (STATE OF OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

         300 Pike Street;   Cincinnati, Ohio                    45202
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

        Registrant's telephone number, including area code 513-721-4000 Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON
                                                       WHICH REGISTERED

           ________________________                ________________________

           ________________________                ________________________

        Securities registered pursuant to Section 12(g) of the Act:

                                      None
        ___________________________________________________________________

        ___________________________________________________________________
                                (TITLE OF CLASS)

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

        INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
        ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / x /

        STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT. (THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.)

                                    Not Applicable
        ___________________________________________________________________

        INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (APPLICABLE ONLY TO CORPORATE REGISTRANTS).

                         March 18, 1996 - 15 1/2 SHARES

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

                                     PART I

ITEM 1.        BUSINESS

(a)     GENERAL

Midland Enterprises Inc. (the "Registrant"), incorporated under the laws of the State of Delaware in 1961, is a wholly-owned subsidiary of Eastern Enterprises ("Eastern") of Weston, Massachusetts. The Registrant is primarily engaged through wholly-owned subsidiaries in the operation of a fleet of towboats, tugboats and barges, principally on the Ohio and Mississippi Rivers and their tributaries, the Gulf Intracoastal Waterway and in the Gulf of Mexico. The Registrant's barge line subsidiaries transport bulk commodities, a major portion of which is coal. The Registrant, through other subsidiaries, also performs repair work on marine equipment and operates two coal dumping terminals, a phosphate rock and phosphate chemical fertilizer terminal, and a marine fuel supply facility. In December, 1993, the Company sold its liquid barges and in conjunction, Chotin, a subsidiary, sold its liquid contract and trade name. In June 1994, the Company sold its barge construction facility located in Louisiana.

Substantially all of the barges, towboats and tugboats operated by the Registrant's barge line subsidiaries are owned by and chartered from the Registrant. A substantial portion of this equipment is mortgaged or leased and the payments under related charter agreements with its subsidiaries are pledged to secure long-term debt or to meet lease payments.

The Registrant's barge line subsidiaries are The Ohio River Company ("ORCO"), Orgulf Transport Co. ("Orgulf"), Red Circle Transport Co. ("Red Circle"), and Orsouth Transport Co.("Orsouth"). The Registrant's other principal subsidiaries, all of whose outstanding stock is owned by the Registrant, are Eastern Associated Terminals Company ("EATCO"), Hartley Marine Corp. ("Hartley"), The Ohio River Terminals Company ("ORTCO") and West Virginia Terminals Inc.

(b)     INDUSTRY SEGMENTS

Registrant's only reportable industry segment is barge transportation.

(c)     (1)    (i)    PRINCIPAL SERVICES AND MARKETS

ORCO is the largest of the Registrant's subsidiaries, accounting for 63% of the Registrant's total 1995 tonnage transported. ORCO operates principally on the Ohio River and certain of its tributaries. The principal commodity transported by ORCO is coal, primarily for electric utilities. Grain, stone, sand, gravel, iron, steel, scrap, and coke are the other groups of commodities which ORCO carries in significant amounts. ORCO leases office facilities in Cincinnati, Ohio.

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

Red Circle is engaged primarily in the offshore transportation of phosphate rock in the Gulf of Mexico and grain from Louisiana to Puerto Rico. EATCO operates a terminal on leased land at Tampa, Florida. Hartley operates shipyard facilities at Paducah, Kentucky, sells fuel at Point Pleasant, West Virginia, and provides towing services principally on the Ohio River and its tributaries. ORTCO owns and operates a coal dumping facility in Huntington, West Virginia. West Virginia Terminals Inc. leases and operates a coal dumping facility in Kenova, West Virginia.

The following table indicates the tonnages transported by the Registrant's subsidiaries for the period 1993 - 1995:


                                             TONNAGES TRANSPORTED (IN MILLIONS)
                                             ----------------------------------

                                                1995          1994      1993
                                                ----          ----      ----

Dry Cargo.......................                66.2          66.9      60.9
Liquid Cargo....................                   -             -       1.6
                                                ----          ----      ----

        Total Tonnage...........                66.2          66.9      62.5
                                                ====          ====      ====


Tonnage in 1995 declined slightly due in part to a softening of the domestic coal market in the second half of 1995 and reduced shipments of aggregates. The record tonnage in 1994 increased 7% over 1993, despite the absence of the liquid business, due to a stronger economy as evidenced by increased shipments of coal, aggregates, ores, steel products and scrap. Coal tonnage in 1993 was negatively impacted by a prolonged coal miners strike.

The next table summarizes the ton miles of cargo transported by Registrant's subsidiaries for the period 1993 - 1995.


                                                    TON MILES TRANSPORTED (IN BILLIONS)
                                                    -----------------------------------

                                                     1995           1994          1993
                                                     ----           ----          ----

Coal............................                     15.2           15.2          14.0
Grain...........................                      5.2            4.4           4.8
Liquid..........................                        -              -           1.5
Other*..........................                     16.4           15.7          11.9
                                                     ----           ----          ----

        Total Ton miles.........                     36.8           35.3          32.2
                                                     ====           ====          ====


* Other includes sand, stone, gravel, iron, scrap, steel, coke, phosphate, towing for others, and other dry cargo.

Ton miles are the product of tons and distance transported. For the second straight year, Midland set a new ton mile record with 1995 ton miles increasing 4% over 1994. As noted above, although 1995 tonnage declined slightly, longer trip lengths associated with increased movements of non-coal tonnage, predominantly on the Mississippi River, resulted in increased overall production. Ton miles in 1994 increased 10% over 1993, reflecting the 7% increase in tonnage noted above. In addition to changes in ton miles transported, Registrant's revenues and net income are affected by other factors such as competitive conditions, weather and the segment of the river system traveled. See "Seasonality and Competition".

(c)     (1)    (ii)           STATUS OF PRODUCT OR SEGMENT


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

(c)     (1)    (v)            SEASONALITY


Due to the freezing of some northern rivers and waterways during winter months, increased coal consumption by electric utilities during the summer months, and the seasonal fall harvest of grain, winter month revenues tend to be lower than revenues for the remainder of the year.

(c)     (1)    (vi)           WORKING CAPITAL


No unusual working capital requirements are normally encountered.

(c)     (1)    (vii)          CUSTOMERS


No customer, or group of customers under common control, accounted for 10% or more of the total revenues in 1995. On the basis of past experience and its competitive position, the Registrant considers that the loss of several of its subsidiaries' largest customers simultaneously, while possible, is unlikely to happen. The Registrant's subsidiaries have long-term transportation and terminalling contracts which expire at various dates from January 1997 through June 2003. During 1995, approximately 34% of the Registrant's consolidated revenues resulted from these contracts. A substantial portion of the contracts provide for rate adjustments based on changes in various costs, including diesel fuel costs, and, additionally, contain "force majeure" clauses which excuse performance by the parties to the contracts when performance is prevented by circumstances beyond their reasonable control. Many of these contracts have provisions for termination for specified causes, such as material breach of the contract, environmental restrictions on the burning of coal, or loss by the customer of an underlying commodity supply contract. Penalties for termination for such causes are not generally specified. However, some contracts provide that in the event of an uncured material breach by Registrant's subsidiary which results in termination of the contract, Registrant's subsidiary would be responsible for reimbursing its customer for the differential between the contract price and the cost of substituted performance. Due to the capital-intensive, high fixed cost nature of the Registrant's business, the negotiation of long-term contracts which facilitate steady and efficient utilization of equipment is important to profitable operations.

(c)     (1)    (viii)         BACKLOG

The backlog of transportation and terminalling business under long-term contracts is summarized in the next table:


                                                               1995             1994
                                                               ----             ----
December 31,
Tons (in millions)                                             156.2            168.8
Revenues (in millions)                                        $485.3           $422.8
Portions of revenue backlog not expected to be filled
  within the current fiscal year                                  72%              77%


The 1995 revenue backlog (which is based on contracts that extend beyond December 31, 1996) is shown at prices current as of December 31, 1995 which are subject to escalation/de-escalation provisions. Since services under many of the long-term contracts are based on customer requirements, Midland has estimated its backlog based on its forecast of the requirements of these long-term contract customers. The 7% decline in tonnage backlog from 1994 partially reflects the expiration of several long-term contracts in 1996 that have not yet been renewed and therefore were excluded from the calculation. Also negatively impacting the calculation are the elapsing terms of current long-term contracts as they draw closer to maturity. The 1995 backlog calculation includes 14.2 million tons and $67.2 million in revenue pertaining to long-term contracts awarded but not yet signed. There were no awarded contracts to include for the 1994 backlog calculation. The increase in the revenue backlog reflects higher average market rates on newly negotiated contracts, and the change in contract mix reflecting longer average hauls with associated higher rates per ton.

(c)     (1)    (ix)           GOVERNMENT CONTRACTS


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

Primary competitors of the Registrant's barge line subsidiaries include other barge lines and railroads (including one integrated rail-barge carrier). There are a number of companies offering transportation services on the waterways served by the Registrant. In recent years, competition among major barge line companies was intense due to an imbalance between barge supply and demand, impacted by occasionally weak grain and coal export markets. This in turn led to revenue and margin erosion and prompted improvements in cost and productivity, and some industry consolidation. During the second half of 1994, however, barge demand and supply moved closer to equilibrium with improved rates and margins as both domestic import demand and export requirements increased significantly. This trend continued in 1995.

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

Towboats, such as those which comprise the Registrant's fleet, are capable of moving in one tow (barge configuration) approximately 22,500 tons of cargo (equivalent to 225 one hundred-ton capacity railroad cars) on the Ohio River and on the Upper Mississippi River and approximately 60,000 tons (equivalent to 600 one hundred-ton capacity railroad cars) on the Lower Mississippi River, where there are no locks to transit, at average costs per ton mile which are generally below those of railroads.

(c)     (1)    (xi)           RESEARCH


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

(c)     (1)    (xiii)         EMPLOYEES

As of December 31, 1995, Registrant and its subsidiaries employed approximately 1,400 persons, of whom approximately 34% are represented by labor unions.

(d)                           FOREIGN OPERATIONS

Registrant does not engage in material operations in foreign countries, and no material portion of Registrant's revenues is derived from customers in foreign countries.

ITEM 2.        PROPERTIES

(a) As of December 31, 1995, the Registrant's floating equipment consisted of 2,354 barges and 84 boats. See "Principal Services and Markets" for other owned or leased properties.

Capital expenditures for the Registrant in 1995 totalled approximately $20.9 million. These expenditures were made principally for the purchase of new barges and for renewal of equipment.

(b)     NOT APPLICABLE.

ITEM 3.        LEGAL PROCEEDINGS

None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not required

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Registrant's common stock is held solely by Eastern and is not traded in any market. Dividends were declared in the amount of $27,559,453 in 1995 and $17,050,000 in 1994.

The payment of dividends is subject to the restrictions described in Note 4 to the Consolidated Financial Statements.

ITEM 6.        SELECTED FINANCIAL DATA

Not required. Reference Management Narrative Analysis following Item 7. The Registrant meets the conditions set forth in General Instruction J (1) (a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1995 COMPARED TO 1994

Revenues and operating earnings increased by $31.6 million and $22.0 million, respectively, in 1995 over 1994 due to significant increases in margin on spot transportation rates, mainly reflecting strong demand for non-coal import and export tonnage on the Mississipi River. Ongoing programs to increase fleet productivity and control costs as well as generally good operating conditions also contributed to the improved results. Partially offsetting were reduced revenues from contractual rate reductions on long-term utility coal contracts negotiated in 1994. Administrative expenses increased in 1995 due to higher consulting, computer related and compensation costs.

Ton miles increased 4% to a new record level, although total tonnage transported declined 1%, due to significantly longer trip lengths associated with the aforementioned spot traffic on the Mississippi River. Total coal tonnage declined 1%, with coal shipments under long-term contracts increasing 4% and spot coal tonnage declining 17%, reflecting a weak second half market. Non-coal ton miles increased 8%, although related tonnage was essentially unchanged from 1994. The Company's focus on long haul higher margin non-coal commodities more than offset the weakness in the coal market. As a result, grain tonnage increased 18% with ores and steel product tonnage up over 20% as compared to 1994. Results from terminal and support operations were largely unchanged from 1994 levels.

During the second quarter of 1994, Midland recorded a pretax gain of $2.3 million on the sale of its barge construction and repair facility in Louisiana. This gain is included in "Other income" on the Consolidated Statements of Income. Lower net financing expenses, mainly associated with increased interest on short term investments and balances with parent, also contributed to the improved Earnings before income taxes.

Including the pretax items and operating results discussed above, Earnings before extraordinary items for 1995 increased 90% over 1994.

In the fourth quarter of 1995, Midland recorded a pretax charge of $4.6 million representing the estimated undiscounted liability for health care and death benefit premiums imposed by the Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act"). As described in Note 11 of Notes to Financial Statements, this charge has been reported as an extraordinary item of approximately $3.0 million net of tax.

1994 COMPARED TO 1993

Midland's 1994 revenues increased $9.8 million with related ton miles up 10% compared to 1993, reflecting increased shipments of coal, aggregates, ores and towing of tramp barges. Revenues generated from the increase in volume were partially offset by rate reductions negotiated early in the year, business mix changes from an increased percentage of backhauls and increased towing of tramp barges. Midland's liquid barge business, which was sold in December 1993, contributed 5% of Midland's revenues and ton miles in 1993.

Coal tonnage increased 11% from 1993, reflecting increased demand for utility coal under long term contracts as well as from spot purchases. Coal tonnage destined for export to the Gulf of Mexico also increased significantly over 1993. During 1993 coal shipments were negatively impacted by the United Mine Workers (UMW) strike and the record flooding on the Mississippi River system. Non-coal tonnage increased 11% over 1993 despite a 15% reduction in grain tonnage, as Midland emphasized increased shipments of aggregates, steel, scrap, and ores much of which were imported materials representing backhaul opportunities originating at the Gulf of Mexico. Grain tonnage was negatively impacted by 1993's flooding and crop damage as well as poor export markets during the first half of 1994, although 1994 second half grain volume and margins showed seasonal improvement.

Operating results of Midland's terminalling and support facilities were improved, led by increased coal terminalling, reflecting metallurgical coal demand by the steel industry, and increased phosphate product terminalling as export markets rebounded from 1993. During the second quarter of 1994 Midland sold its barge construction and repair facility located in Louisiana.

Operating earnings increased $2.8 million over 1993 due to the significant volume gains discussed above, reduced operating and administrative expenses from ongoing cost reduction and productivity programs, as well as the absence of increased costs associated with inefficiencies caused by the UMW strike and Mississippi River flooding that occurred in 1993. Partially offsetting were higher operating expenses in 1994 associated with flooding and severe winter icing conditions that occurred in the first quarter, the absence of operating earnings from the liquid barge business and contractual and market rate reductions negotiated early in 1994.

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

LIQUIDITY AND CAPITAL RESOURCES

Debt payments, dividends to Parent, and capital expenditures of $20.9 million were primarily funded from cash provided by operating activities in 1995. The increase in cash and cash equivalents reflected Midland's higher level of operating earnings and non-cash reserves relating to the coal miners retiree health care provision and other reserves discussed below. Proceeds from asset dispositions in 1995 included the sale of one towboat for $2.5 million. Accounts payable and other accrued liabilities increased in 1995 due in part to higher accruals related to capital projects in process and adjustments to or the establishment of reserves for the estimated future expenditures related to several large marine and longshoreman accident and liability claims that occurred in 1995 or prior.

Planned capital expenditures for 1996 are estimated at $48.0 million, the majority of which pertains to purchase commitments for new open hopper barges. Management believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet Midland's 1996 capital expenditure and working capital requirements, normal repayments and anticipated dividends to parent.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item appears on page F-1 of this report. Such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not required.

ITEM 11.       EXECUTIVE COMPENSATION

Not required.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not required.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not required.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1) AND (2) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

Information with respect to these items appears on page F-1 of this report. Such information is incorporated herein by reference.

        (3)    LIST OF EXHIBITS

        3.1 Certificate of Incorporation of Midland Enterprises Inc. (filed as Exhibit 3.1 to Registration Statement of Midland Enterprises Inc. on Form S-1 (Registration No. 2-39895, as filed May 5,
               1971).(1)

        3.2 By-Laws of Midland Enterprises Inc. (filed as Exhibit 3.2 to Annual Report of Midland Enterprises Inc. on Form 10-K for the year ended December 31, 1984).(1)


---------------------
(1) Not filed herewith. In accordance with Rule 12-b-32 of the General Rules and Regulations under the Securities Act of 1934, reference is made to the document previously filed with the Commission.

        4.1 Indenture between Midland Enterprises Inc. and Shawmut Bank, N.A. dated as of April 1, 1988 (filed as Exhibit 4.2 to Registration Statement No. 33-20789).(1)

        4.2 Indenture between Midland Enterprises Inc. and The First National Bank of Boston dated as of April 2, 1990 (filed as Exhibit 4.2 to Registration Statement No. 33-32120).(1)

               (NOTE: The Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any instrument with respect to any long-term debt of the Registrant.)

    24.1       Consent of Independent Public Accountants.

(b)     REPORTS ON FORM 8-K

There were no reports on Form 8-K filed in the fourth quarter of 1995.


------------------
(1) Not filed herewith. In accordance with Rule 12-b-32 of the General Rules and Regulations under the Securities Act of 1934, reference is made to the document previously filed with the Commission.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MIDLAND ENTERPRISES INC.
                                  (Registrant)

                           BY    /s/ R. L. DOETTLING
                              ---------------------------
                                     R. L. DOETTLING

                SENIOR VICE PRESIDENT, FINANCE AND ADMINISTRATION
                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                          DATE   MARCH 18, 1996
                              ---------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 18th day of March, 1996.

BY:     /s/  F. C. RASKIN             BY:     /s/ R. L. DOETTLING
    ---------------------------             ---------------------------
             F. C. RASKIN                         R. L. DOETTLING
         PRESIDENT; DIRECTOR                 SENIOR VICE PRESIDENT, FINANCE
     (PRINCIPAL EXECUTIVE OFFICER)            AND ADMINISTRATION; DIRECTOR;
                                               (PRINCIPAL FINANCIAL
                                               AND ACCOUNTING OFFICER)


BY:     /s/  P. E. HUBBARD            BY:     /s/ S. A. FRASHER
    ---------------------------             ---------------------------
             P. E. HUBBARD                        S. A. FRASHER
     SENIOR VICE PRESIDENT, SALES         SENIOR VICE PRESIDENT, OPERATIONS;
        AND MARKETING; DIRECTOR                     DIRECTOR

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

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

      (INFORMATION REQUIRED BY ITEMS 8 AND 14 (a) (1) AND (2) OF FORM 10-K)



                                                                            PAGE
                                                                           NUMBER
                                                                           ------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                     F-2

FINANCIAL STATEMENTS:

        Consolidated Statements of Income for the years
               ended December 31, 1995, 1994 and 1993                        F-3

        Consolidated Balance Sheets -- December 31, 1995 and 1994            F-4

        Consolidated Statements of Stockholder's Investment for
               the years ended December 31, 1995, 1994 and 1993              F-6

        Consolidated Statements of Cash Flows for the years
               ended December 31, 1995, 1994 and 1993                        F-7

        Notes to Consolidated Financial Statements                           F-8

SCHEDULE:

        II     -      Valuation and Qualifying Accounts and Reserves        F-18




Schedules other than that listed above have been omitted as the information has been included in the consolidated financial statements and related notes, or is not applicable or not required.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Midland Enterprises Inc.:

We have audited the accompanying consolidated balance sheets of MIDLAND ENTERPRISES INC. (a Delaware corporation and a wholly-owned subsidiary of Eastern Enterprises) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midland Enterprises Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

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

                                              ARTHUR ANDERSEN LLP

Cincinnati, Ohio,
January 23, 1996

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                    (000 Omitted)
                                                        1995             1994             1993
                                                     ---------        ---------        ---------


REVENUES (NOTE 1) ............................       $ 296,339        $ 264,692        $ 254,920
                                                     ---------        ---------        ---------

OPERATING COSTS AND EXPENSES:
     Operating expenses ......................       $ 183,462        $ 177,478        $ 168,140
     Depreciation and amortization (Note 6) ..          22,897           22,659           25,287
     Selling, general and administrative
          expenses ...........................          11,983           10,855           11,659
     Overhead allocation from parent (Note 1)            2,830            2,551            2,560
     Taxes, other than income ................          17,339           15,344           14,273
                                                     ---------        ---------        ---------
                                                     $ 238,511        $ 228,887        $ 221,919
                                                     ---------        ---------        ---------
     OPERATING EARNINGS ......................       $  57,828        $  35,805        $  33,001
                                                     ---------        ---------        ---------

OTHER INCOME (EXPENSE):
     Interest income from Parent (Note 1) ....       $   4,404        $   2,888        $   2,374
     Interest income other ...................             752              120               27
     Gain on sale of liquid barge business ...            --               --              7,988
     Closing of barge construction facility ..            --               --             (3,500)
     Gain on sale of barge construction
          facility including $851,000 of
          curtailment gains ..................            --              2,300             --
     Gain (Loss) on sale of assets and
          other, net .........................             332             (298)             164
                                                     ---------        ---------        ---------
                                                     $   5,488        $   5,010        $   7,053
                                                     ---------        ---------        ---------

INTEREST EXPENSE:
     Long-term debt ..........................       $  14,624        $  15,406        $  15,879
     Other, including amortization of
          debt expense .......................             551              576              360
     Interest capitalized during construction
          (Note 6) ...........................            --                (39)            (581)
                                                     ---------        ---------        ---------
                                                     $  15,175        $  15,943        $  15,658
                                                     ---------        ---------        ---------

EARNINGS BEFORE INCOME TAXES .................       $  48,141        $  24,872        $  24,396

PROVISION FOR INCOME TAXES (NOTE 5) ..........          17,592            8,805           10,419
                                                     ---------        ---------        ---------

EARNINGS BEFORE EXTRAORDINARY ITEM ...........       $  30,549        $  16,067        $  13,977

Extraordinary item Net of Tax (Note 11) ......          (2,990)            --               --

NET EARNINGS .................................       $  27,559        $  16,067        $  13,977
                                                     =========        =========        =========



   The accompanying notes are an integral part of these financial statements.

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994


                                     ASSETS
                                     ------

                                                            (000 OMITTED)
                                                         1995           1994
                                                       --------       --------
CURRENT ASSETS:

     Cash and cash equivalents (Note 1) ........       $ 25,728       $  4,088

     Receivables -
          Trade, less allowances of $685,000
          in 1995 and $469,000 in 1994 .........         25,030         24,690

          Parent (Note 1 and 4) ................         60,358         61,866

          Other ................................          5,044            610

     Materials, supplies and fuel (Note 1) .....          7,977          8,299

     Prepaid expenses ..........................          1,637          2,550
                                                       --------       --------

          Total current assets .................       $125,774       $102,103
                                                       --------       --------

PROPERTY AND EQUIPMENT, AT COST (NOTES 4 AND 6):

     Towboats and barges .......................       $536,605       $534,707

     Terminals and other facilities ............         47,652         42,340

     Land ......................................          4,600          4,600
                                                       --------       --------

          Total property and equipment, at cost        $588,857       $581,647

     Less - Accumulated depreciation ...........        306,415        293,375
                                                       --------       --------

          Net property and equipment ...........       $282,442       $288,272
                                                       --------       --------

OTHER ASSETS:

     Deferred pension charges (Note 2) .........       $ 12,794       $ 11,835

     Unamortized debt expense, deferred
       maintenance and other (Notes 1 and 6) ...          5,002          5,281
                                                       --------       --------

          Total other assets ...................       $ 17,796       $ 17,116
                                                       --------       --------

          TOTAL ASSETS .........................       $426,012       $407,491
                                                       ========       ========


   The accompanying notes are an integral part of these financial statements.

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                     LIABILITITES AND STOCKHOLDER'S EQUITY


                                                                               (000 OMITTED)
                                                                            1995           1994
                                                                          --------       --------
CURRENT LIABILITIES:
   Current portion of long-term debt (Note 4) .....................       $  3,684       $  3,354
   Accounts payable -
      Trade .......................................................         17,516         11,705
   Reserve for insurance claims (Note 1) ..........................         13,037          8,809
   Accrued expenses ...............................................          5,469          2,771
   Interest payable ...............................................          4,147          3,819
   Other taxes payable ............................................          4,367          3,327
   Income taxes payable (Note 5) ..................................          1,451            918
   Other current liabilities ......................................         10,983          6,408
                                                                          --------       --------
      Total current liabilities ...................................       $ 60,654       $ 41,111
                                                                          --------       --------
LONG-TERM DEBT (NOTE 4) ...........................................       $144,903       $148,808
                                                                          --------       --------
RESERVES AND DEFERRED CREDITS:
   Deferred income taxes (Note 5) .................................       $ 54,268       $ 54,644
   Unamortized investment tax credits (Note 5)  ...................          3,524          4,161
   Post-retirement health care (Note 3) ...........................          8,726          8,713
   Coal miners retiree health care (Note 11) ......................          3,700           --
   Other reserves .................................................          1,331          1,148
                                                                          --------       --------
      Total reserves & deferred credits ...........................       $ 71,549       $ 68,666
                                                                          --------       --------
COMMITMENTS (NOTE 7)
STOCKHOLDER'S EQUITY (NOTE 4):
   Common stock, $100 par value -
      Authorized Shares - 1,000
      Issued Shares - 15 1/2 ......................................       $      1       $      1
   Capital in excess of par value .................................         52,519         52,519
   Retained earnings ..............................................         96,386         96,386
                                                                          --------       --------
      Total stockholder's equity ..................................       $148,906       $148,906
                                                                          --------       --------
               TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY .........       $426,012       $407,491
                                                                          ========       ========



   The accompanying notes are an integral part of these financial statements.

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                    (000 OMITTED EXCEPT SHARES OUTSTANDING)




                                                               Capital in
                                      Common Stock             Excess of       Retained
                                      Outstanding              Par Value       Earnings           Total
                                  --------------------         ---------       ---------        ---------
                                  Shares        Amount
                                  ------        ------

BALANCE DECEMBER 31, 1992:         15.5        $       1       $  52,519       $  93,478        $ 145,998

Net Earnings .............          0.0                0               0          13,977           13,977
Dividends to Parent ......          0.0                0               0         (10,086)         (10,086)
                                   ----        ---------       ---------       ---------        ---------
BALANCE DECEMBER 31, 1993:         15.5        $       1       $  52,519       $  97,369        $ 149,889

Net Earnings .............          0.0                0               0          16,067           16,067
Dividends to Parent ......          0.0                0               0         (17,050)         (17,050)
                                   ----        ---------       ---------       ---------        ---------
BALANCE DECEMBER 31, 1994:         15.5        $       1       $  52,519       $  96,386        $ 148,906

Net Earnings .............          0.0                0               0          27,559           27,559
Dividends to Parent ......          0.0                0               0         (27,559)         (27,559)
                                   ----        ---------       ---------       ---------        ---------
BALANCE DECEMBER 31, 1995:         15.5        $       1       $  52,519       $  96,386        $ 148,906
                                   ====        =========       =========       =========        =========




   The accompanying notes are an integral part of these financial statements.

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                                                   (000 Omitted)
                                                         1995           1994           1993
                                                         ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings ...............................       $ 27,559        $ 16,067        $ 13,977
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
      Extraordinary provision for coal miners
          retire health care, net of tax ......          2,990            --              --
      Depreciation and amortization ...........         22,896          22,269          25,287
      Deferred and current income taxes .......            157          (5,661)          2,992
      Net gain on sale of assets ..............           (475)         (2,522)         (8,125)
      Other changes in assets and liabilities:
         Trade and other receivables ..........           (389)            409             577
         Materials, supplies and fuel .........            322           4,666           2,508
         Accounts payable .....................          5,811          (1,266)            623
         Accrued expenses and other current
            liabilities .......................          9,879          (1,412)          3,148
         Post-retirement health care ..........             14             593             (18)
         Other ................................            (93)         (3,922)           (647)
                                                      --------        --------        --------
         Net cash provided by operating
            activities ........................       $ 68,671        $ 29,221        $ 40,322
                                                      --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .......................       $(20,900)       $ (4,337)       $(14,191)
   (Increase) decrease in Parent receivable ...          1,508          (4,914)        (25,843)
   Proceeds from sale of liquid barge
      business ................................           --              --            14,950
   Proceeds from sale of barge building
      facility ................................           --            11,155            --
   Proceeds from other asset dispositions .....          3,561           1,293             638
                                                      --------        --------        --------
         Net cash provided by (used in)
         investing activities .................       $(15,831)       $  3,197        $(24,446)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt ................       $ (3,641)       $(11,368)       $ (5,792)
   Cash dividends paid to Parent ..............        (27,559)        (17,050)        (10,086)
                                                      --------        --------        --------
      Net cash used in financing activities ...       $(31,200)       $(28,418)       $(15,878)
                                                      --------        --------        --------
Net increase (decrease) in cash and cash
  equivalents .................................       $ 21,640        $  4,000        $     (2)
Cash and cash equivalents at beginning of
  period ......................................          4,088              88              90
                                                      --------        --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....       $ 25,728        $  4,088        $     88
                                                      ========        ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
   Cash paid during the year for:
     Interest, net of amounts capitalized .....       $ 14,629        $ 15,617        $ 15,299
     Income taxes .............................       $ 17,087        $ 13,882        $  7,639




   The accompanying notes are an integral part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

(1)         SIGNIFICANT ACCOUNTING POLICIES

Midland Enterprises Inc. (the "Company") is a wholly-owned subsidiary of Eastern Enterprises ("Eastern") of Weston, Massachusetts. The Company's principal business is barge transportation of bulk commodities on the Ohio and Mississippi Rivers and their tributaries. The major commodity transported is coal, which accounts for nearly two thirds of the Company's tonnage, the majority of which is transported to various electric utilities in the eastern half of the United States. The Company also provides bulk terminalling and shipyard repair services at select locations which accounts for less than 10% of its consolidated revenues. A substantial amount of the Company's operations relate to long-term transportation and terminalling contracts. Based on past experience and its competitive position, management considers that the simultaneous loss of several of its subsidiaries' largest customers, while possible, is unlikely to happen.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated. The significant accounting policies followed by the Company and its subsidiaries are described below:

            Note 2 - Retirement and employee benefit plans
            Note 3 - Post-retirement benefits other than pensions
            Note 5 - Income taxes
            Note 6 - Property and equipment
            Note 11 - Extraordinary Item

      (a) Cash Equivalents - Cash equivalents are comprised of highly liquid investment instruments with original maturities of three months or less. Such short-term investments are classified as Investments Available for sale and are valued at market in accordance with SFAS No. 115. Unrealized gains/losses on Investments Available for sale are immaterial.

      (b) Transactions with Parent - Parent receivables represent advances to Eastern which bear interest at the prime rate for 1993 and at the applicable Federal rate as defined in the Internal Revenue Code for 1994 and 1995; 6.4% at December 31, 1995, 5.75% at December 31,
            1994, 6% at December 31, 1993. The Company was also charged a corporate overhead allocation from its parent computed on several factors including direct corporate management time, revenues, capitalization and employees, which management believes is a reasonable method of allocation.

      (c) Materials, Supplies and Fuel - Materials, supplies and fuel are stated at the lower of cost (first-in, first-out or average) or market.

      (d) Unamortized Debt Expense - Unamortized debt expense represents fees and discounts incurred in obtaining long-term debt. Such costs are being amortized over the terms of the respective bond issues.

      (e) Accounting for Income on Tows in Progress - The Company recognizes income on tows in progress on the percentage of completion method by relating the number of miles completed to date to the total miles to be traveled.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1)   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      (f) Reserve for Insurance Claims - The Company is self-insured for personal injury and property claims, which are insured above a deductible amount of $600,000 per occurrence. The Company's estimate of liability for the self-insured claims is included in the "Reserve for Insurance Claims" in the Consolidated Balance Sheets. Payments made for losses incurred are netted against the related liability for the loss.

      (g) Reclassifications - Certain reclassifications of previously reported amounts have been made to conform with current classifications.

      (h) Environmental Matters - Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties and are not discounted.

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

The net pension cost for these plans and agreements charged to income was as follows:


                                                                         1995       1994       1993
                                                                         ----       ----       ----
                                                                               (000 OMITTED)
                                                                         --------------------------

Company-administered plans                                            $    86    $   374    $   280
Multi-employer union retirement
      and welfare plans                                                   294        309        369
                                                                      -------    -------    -------
      Total Net Pension Cost                                          $   380    $   683    $   649
                                                                      =======    =======    =======


The net pension cost for Company-administered plans consisted of:


                                                                         1995       1994       1993
                                                                         ----       ----       ----
                                                                               (000 OMITTED)
                                                                         --------------------------

Service cost                                                          $ 1,280    $ 1,518    $ 1,490
Interest cost on projected benefit
      obligation                                                        1,821      1,661      1,592
Actual return on plan assets                                           (7,094)    (1,551)    (4,682)
Net amortization and deferral                                           4,079     (1,254)     1,880
                                                                      -------    -------    -------
      Total Net Pension Cost                                          $    86    $   374    $   280
                                                                      =======    =======    =======

The assumptions used to determine the annual pension expense and the projected benefit obligation at the end of the year were as follows:


                                                                         1995       1994       1993
                                                                         ----       ----       ----

Assumed discount rate                                                     7.5%       7.5%       7.5%
Assumed rate of compensation increase                                     4.8%       5.0%       5.0%
Expected rate of return on plan assets                                    8.5%       8.5%       8.5%

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)   RETIREMENT AND EMPLOYEE BENEFIT PLANS (CONTINUED)

During 1993 and 1995 the Company settled portions of its defined benefit pension obligation through the purchase of annuity contracts from insurance companies. In compliance with the provisions of Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans," the Company recognized a pre-tax gain of $603,267 and $215,968 in 1993 and 1995, respectively.

In 1994 the Company recognized pension curtailment gains of $796,861 relating to the closing and sale of certain operations, primarily Port Allen Marine.

The following table sets forth the funded status of the Company-administered plans and amounts recognized in the consolidated balance sheets as of December 31, 1995 and 1994 respectively, utilizing actuarial measurement dates as of October 1, 1995 and 1994:

                                                                                         1995           1994
                                                                                       ------------------------
                                                                                            (000 OMITTED)

Actuarial present value of benefit obligations:
Accumulated benefit obligations,
      including:
            Vested benefits                                                            $ 17,107        $ 15,271
            Non-vested benefits                                                           2,532           2,373
                                                                                       --------        --------
                                                                                       $ 19,639        $ 17,644
      Effect of future salary increases                                                   4,368           4,476
                                                                                       --------        --------
Projected benefit obligations for services
      rendered to date                                                                 $ 24,007        $ 22,120
                                                                                       ========        ========

Plan assets at fair value, primarily listed
      stocks and bonds                                                                 $ 42,215        $ 35,791
Less - Projected benefit obligations                                                     24,007          22,120
                                                                                       --------        --------

Excess of plan assets over projected benefit
      obligations                                                                      $ 18,208        $ 13,671
Unrecognized net obligation at December 31,
      1985 being amortized over 13 - 15 years                                              (299)           (379)
Unrecognized net actuarial gain                                                          (6,013)         (2,053)
Unrecognized prior service cost                                                             829             329
Amounts contributed to plans during fourth quarter                                           26             221
Unfunded accumulated benefits                                                               (78)            (83)
                                                                                       --------        --------

      Net Pension Assets                                                               $ 12,673        $ 11,706
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

The net post-retirement benefit cost of these plans and agreements charged to expense was as follows:


                                                                   DECEMBER 31
                                                       -----------------------------------
                                                        1995          1994           1993
                                                       -------       -------       -------
                                                                  (000 OMITTED)

Service cost                                           $   126       $   160       $   249
Interest cost on accumulated benefit obligation            733           591           760
Net amortization and deferral                               51          (126)           47
                                                       -------       -------       -------
      Net periodic post-retirement benefit costs       $   910       $   625       $ 1,056
                                                       =======       =======       =======


The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets as of December 31, 1995 and 1994 (using a measurement date of October 1, 1995 and 1994):


                                                                          DECEMBER 31
                                                                    ------------------------
                                                                      1995            1994
                                                                    --------        --------
                                                                          (000 OMITTED)

Accumulated benefit obligation:
      Retirees                                                      $  8,233        $  6,718
      Fully eligible plan participants                                 1,411           1,562
      Other active plan participants                                   2,250           1,923
                                                                    --------        --------
                                                                    $ 11,894        $ 10,203
Plan assets at fair value                                                  -               -
                                                                    --------        --------
Accumulated benefit obligation in excess of
      plan assets                                                   $ 11,894        $ 10,203
Unrecognized net (gain)                                               (4,869)         (3,449)
Unrecognized prior service cost                                        1,701           1,959
                                                                    --------        --------
Post-retirement health care reserve                                 $  8,726        $  8,713
                                                                    ========        ========


In 1994 the Company recognized post-retirement benefit curtailment gains of $410,455 relating to the closing and sale of certain operations.

The weighted average discount rate used in determining the accumulated benefit obligation was 7.5%. A 10% and 11% increase in cost of covered health care benefits has been assumed for 1995 and 1994, respectively. This rate of increase is assumed to drop gradually to 5% after 5 years. A one percentage point increase in the assumed health care cost trend would have increased the net periodic post-retirement benefit cost by $60,000 in 1995 and $54,000 in 1994 and the accumulated post-retirement benefit obligation by $772,000 and $675,000 in 1995 and 1994 respectively.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)   LONG-TERM OBLIGATIONS AND CREDIT AGREEMENTS

      (a)  Summary of Long-term Debt - Long-term debt consists of the following:


                                                                    DECEMBER 31
                                                             --------------------------
                                                               1995              1994
                                                             ---------        ---------
                                                                    (000 OMITTED)

First Preferred Ship Mortgage Bonds -

      9.9% Series, payable in annual amounts of
            $5,000,000 beginning in 1999 to 2008 .....       $  50,000        $  50,000
      8.1%-9.85% Medium Term Notes, Series A,
            due 2002-2012 ............................          71,000           71,000
                                                             ---------        ---------
                  Total Mortgage Bonds ...............       $ 121,000        $ 121,000
                                                             ---------        ---------

Obligations under Capital Leases and Other -

      BA Leasing & Capital Corporation (Successor
            to Wells Fargo Leasing Corporation) ......       $   6,230        $   7,164
      Security Pacific Equipment Leasing, Inc. .......          14,299           15,885
      Westinghouse Credit Corporation ................           8,410            9,355
      Other (including unamortized debt discount) ....            (812)            (878)
                                                             ---------        ---------

                                                             $  28,127        $  31,526
                                                             ---------        ---------

Less:

      Current Portion of Long-Term Debt Included Above       $   3,684        $   3,354
      Monies on Deposit (d) ..........................             540              364
                                                             ---------        ---------
                                                             $   4,224        $   3,718
                                                             ---------        ---------

            Total Long-Term Debt .....................       $ 144,903        $ 148,808
                                                             =========        =========

The First Preferred Ship Mortgage Bonds, Ship Financing Bond, and obligations under capital leases are secured by a substantial portion of the Company's towboats and barges and by assignment of rentals for that equipment payable to the Company by its subsidiaries.

Under the most restrictive of the mortgage indentures, the Company, (a) may not pay dividends, reacquire its common stock or make any advances or loans to its stockholder or subsidiaries of its stockholder except to the extent of the sum of (i) Consolidated Net Earnings after December 31, 1988, (ii) the net proceeds of the sale of stock of the Company after December 31, 1988, and (iii) the amount of $50,000,000 with respect to any advances or loans to its stockholder or to subsidiaries of its stockholder, (b) is required to maintain Consolidated Net Current Assets at least equal to $1,250,000, and (c) may not incur or permit any of its subsidiaries to incur additional Senior Unsecured Funded Debt except for refunding unless immediately thereafter Consolidated Net Tangible Assets will aggregate at least 150% of (i) Consolidated Senior Unsecured Funded Debt (excluding therefrom unsecured loans or advances to the Company from its stockholder) plus (ii) Consolidated Senior Secured Funded Debt (all terms as defined in the applicable indenture). Under these agreements, $17,215,000 of retained earnings at December 31, 1995 are available for additional dividends to Eastern.

Included in obligations under capital leases is $28,939,000 of barge lease obligations having a weighted average interest rate of 10%. Minimum lease payments under these agreements are due in installments through 2003; principal payments due for the next five years amount to $3,684,000 in 1996, $4,345,000 in 1997, $4,388,000 in 1998, $4,834,000 in 1999,and $5,327,000 in 2000.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)   LONG-TERM OBLIGATIONS AND CREDIT AGREEMENTS (CONTINUED)

      (b)   Credit Agreements

Eastern maintains a credit agreement with a group of banks which provides for the borrowing by Eastern and certain subsidiaries of up to $100,000,000 at any time through December 31, 1999. The Company's maximum available borrowings under the credit agreement are $50,000,000. The agreement requires a facility fee, which averages 1/7 of 1% of the unused portion. During 1995 and at December 31, 1995, the Company had no borrowings outstanding under this agreement. The interest rate for borrowings is the agent bank's prime rate or, at Eastern's option, various alternatives.

      (c)   Consolidated Five Year Sinking Funds and Maturities

The aggregate annual sinking fund requirements and current maturities of long-term debt, including capital leases, for the next five years amount to $3,684,000 in 1996, $4,345,000 in 1997, and $4,388,000 in 1998, $9,834,000 in
1999, and $10,327,000 in 2000.

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

The following is a summary of the provision for income taxes:

                                                 YEARS ENDED DECEMBER 31,
                                           ---------------------------------------
                                             1995           1994            1993
                                           --------       --------        --------
                                                       (000 OMITTED)

Current:
      Federal                              $ 15,569       $ 12,446        $  7,835
      State                                   1,027            222             415
                                           --------       --------        --------
            Total Current Provision        $ 16,596       $ 12,668        $  8,250
Deferred:
      Federal                                   765         (3,863)          2,169
      State                                     230           --              --
                                           --------       --------        --------
            Total Deferred Provision       $    995       $ (3,863)       $  2,169
                                           --------       --------        --------

            Total Provision                $ 17,592       $  8,805        $ 10,419
                                           ========       ========        ========

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) INCOME TAXES (CONTINUED)

The table below reconciles the statutory U.S. Federal Income Tax provision to the recorded income tax provision:

                                                     YEARS ENDED DECEMBER 31,
                                             -----------------------------------------
                                               1995             1994            1993
                                             --------         --------        --------
                                                            (000 OMITTED)

Statutory rate                                     35%              35%             35%
Computed provision for income taxes
      at statutory Federal rate              $ 16,850         $  8,705        $  8,539
Increase (decrease) from statutory
      rate resulting principally from:
  State taxes, net of Federal benefit             817              144             270
  Effect of increase in Federal income
      tax rate                                   --               --             1,572
  Nondeductible expenses                           53               53              28
  Non Taxable Interest                           (128)            --              --
  Other, net                                      --               (97)             10
                                             --------         --------        --------
Provision for Income Taxes                   $ 17,592         $  8,805        $ 10,419
                                             ========         ========        ========


Significant items making up deferred tax liabilities and deferred tax assets, as of December 31, 1995 and 1994, are as follows:

                                               1995            1994
                                             --------        --------
                                                   (000 OMITTED)

      Assets:
        Post-retirement benefits             $  3,027        $  3,550
        Other                                   7,324           4,961
                                             --------        --------
           Total Deferred Tax Assets         $ 10,351        $  8,511
      Liabilities:
        Accelerated depreciation              (57,744)        (57,510)
        Other                                  (7,235)         (5,373)
                                             --------        --------
        Total Deferred Tax Liabilities       $(64,979)       $(62,883)
                                             --------        --------
             Total Deferred Taxes            $(54,628)       $(54,372)
                                             ========        ========

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)   PROPERTY AND EQUIPMENT

      (a) Depreciation and Amortization - Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment which range from 2 to 40 years. Depreciation and amortization as a percentage of average depreciable assets was 3.9% in 1994 and 4.0% in 1995, respectively.

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

(7)   COMMITMENTS

The Company and its subsidiaries lease certain facilities, vessels and equipment under long-term leases which expire on various dates through 2010.

The minimum rental commitment for noncancelable operating leases at December 31, 1995 is as follows:



                                                        MINIMUM
            YEARS ENDING                             ANNUAL RENTAL
            ------------                             -------------
                                                     (000 OMITTED)

               1996                                      $ 4,559
               1997                                        3,008
               1998                                        1,769
               1999                                        1,320
               2000 - 2010                                 6,773
                                                         -------

                                                         $17,429
                                                         =======


(8)   SIGNIFICANT CUSTOMERS

None of the subsidiaries' customers accounted for more than 10% of the Company's total consolidated operating revenues in 1995, 1994 and 1993.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The carrying amounts and estimated fair values of Midland's financial instruments at December 31, 1995 and 1994 are as follows:


                                        CARRYING               FAIR
                                         AMOUNT                VALUE
                                         ------                -----
                                                 (000 OMITTED)

DECEMBER 31, 1995

Long-term debt                          $119,649              $141,365

DECEMBER 31, 1994

Long-term debt                          $119,758              $126,906



(10)        UNAUDITED INTERIM FINANCIAL INFORMATION

The following table summarizes the Company's reported unaudited consolidated quarterly results of operations for the years ended December 31, 1995 and 1994.



                                        THREE MONTHS ENDED

                         MAR. 31       JUNE 30       SEPT. 30      DEC. 31
                         -------       -------       --------      -------
                                           (000 OMITTED)

 1995
 ----

Revenues                 $72,732       $69,261       $76,486       $77,865
                         =======       =======       =======       =======

Operating Earnings       $15,300       $12,544       $15,724       $14,260
                         =======       =======       =======       =======

Net Earnings             $ 8,133       $ 6,572       $ 8,758       $ 4,096
                         =======       =======       =======       =======


 1994
 ----

Revenues                 $58,166       $68,986       $67,108       $70,432
                         =======       =======       =======       =======

Operating Earnings       $ 5,025       $ 9,871       $ 9,257       $11,652
                         =======       =======       =======       =======

Net Earnings             $ 1,146       $ 5,719       $ 3,753       $ 5,449
                         =======       =======       =======       =======

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11)        EXTRAORDINARY ITEM - COAL MINERS RETIREE HEALTH CARE

In 1993, Midland's Parent, Eastern Enterprises ("Parent"), recorded an extraordinary charge for its estimated obligation under the federal Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act") relative to a group of retired coal miners and their beneficiaries assigned to the Parent at that time as discussed in the Parent's 1993 Annual Report. In late 1995, the Parent received notice from the Social Security Administration claiming that the Parent is responsible for healthcare and death benefit premiums for an additional group of retired coal miners and their beneficiaries. A portion of the 1995 assignment to the Parent is allegedly due to the Parent's relationship to a predecessor entity to Midland which is no longer in business. As of January 23, 1996, Midland has not received assignments or invoices for healthcare premiums for this group of coal miners and their beneficiaries.

While Midland's ultimate obligation, if any, is subject to a number of factors discussed below, Midland recorded a reserve of $4,600,000 ($2,990,000 after-tax) in the fourth quarter of 1995 to provide for its estimated undiscounted obligations under the Coal Act. This after-tax amount of $2,990,000 has been reflected as an extraordinary item, in accordance with the conclusions of the Financial Accounting Standard Board's Emerging Issues Task Force, which has determined that any entity such as Midland which no longer has operations in the coal industry should account for its entire obligation under the Coal Act as an extraordinary item. Midland's obligation could range from zero to more than $8 million depending on the outcome of challenges to the constitutionality of the Coal Act or other factors including administrative review of assigned individuals, the availability of transfers from the Abandoned Mine Reclamation Fund to pay for the healthcare premiums of unassigned miners and their beneficiaries, the setting of premiums, medical inflation rates, Medicare reimbursements, other changes in government healthcare programs, and possible changes in the terms of, or repeal of, the Coal Act.

                                                                     SCHEDULE II


                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
            FOR THE THREE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (000 OMITTED)




                                                                   ADDITIONS              DEDUCTIONS
                                                            ------------------------      ----------
                                                                                           Charges
                                                                                          for which
                                              Balance       Charged         Charged        Reserves         Balance
                                             Beginning      Costs &         to Other         Were           End of
                                              Of Year       Expenses        Accounts       Created           Year
                                             --------       --------        --------       --------        --------

1995
----

Allowances and reserves deducted
  from assets-
    Allowance for doubtful accounts          $    469       $    268            --         $    (52)       $    685
                                             ========       ========        ========       ========        ========

Reserves included in liabilities -
    Reserve for environmental expenses            754           --               297           --             1,051
    Reserve for insurance claims                8,809          8,063           5,876         (9,711)         13,037
    Reserve for post-retirement
        health care                             8,713            910            --             (896)          8,727
    Reserve for employee benefits               2,292          6,177           3,940         (5,370)          7,039
    Reserve for coal miners retiree
        health care                              --            4,600            --             --             4,600
                                             --------       --------        --------       --------        --------
        TOTAL OTHER RESERVES                 $ 20,568       $ 19,750        $ 10,113       $(15,977)       $ 34,454
                                             ========       ========        ========       ========        ========

1994
----
Allowances and reserves deducted
  from assets-
    Allowance for doubtful accounts          $    428       $     32        $   --         $      9        $    469
                                             ========       ========        ========       ========        ========

Reserves included in liabilities -
    Reserve for environmental expenses            841            175            --             (262)            754
    Reserve for insurance claims                8,285          5,904           2,127         (7,507)          8,809
    Reserve for post-retirement
        health care                             9,306            625            --           (1,218)          8,713
    Reserve for employee benefits               2,563          6,129             148         (6,548)          2,292
                                             --------       --------        --------       --------        --------
        TOTAL OTHER RESERVES                 $ 20,995       $ 12,833        $  2,275       $(15,535)       $ 20,568
                                             ========       ========        ========       ========        ========

1993
----

Allowances and reserves deducted
  from assets-
    Allowance for doubtful accounts          $    428       $   --          $   --         $   --          $    428
                                             ========       ========        ========       ========        ========

Reserves included in liabilities -
    Reserve for environmental expenses            884            (76)           --               33             841
    Reserve for insurance claims                8,480          5,587           1,098         (6,880)          8,285
    Reserve for post-retirement
        health care                             9,288          1,056            --           (1,038)          9,306
    Reserve for employee benefits               2,670          6,904              65         (7,076)          2,563
                                             --------       --------        --------       --------        --------
        TOTAL OTHER RESERVES                 $ 21,322       $ 13,471        $  1,163       $(14,961)       $ 20,995
                                             ========       ========        ========       ========        ========