Form 10-Q
period 1996-03-31
MIDLAND ENTERPRISES INC /DE/
filed 1996-04-30
CIK 66029

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  March 31, 1996
                   --------------
                or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________________

Commission File Number 2-39895
                       -------

                           MIDLAND ENTERPRISES INC.
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          04-2284434
- ------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

300 PIKE STREET, CINCINNATI, OHIO                              45202
- ------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code        513-721-4000
                                                   ---------------------------
- ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X       No
                                       -----       ------
- ------------------------------------------------------------------------------

The number of shares of common stock of Midland Enterprises Inc. outstanding as of the date of this report was 15 1/2, all held by Eastern Enterprises.

Registrant meets the conditions set forth in general instructions H(1) (a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996


(1)  ACCOUNTING POLICIES

It is Midland's opinion that the financial information contained in this report reflects all adjustments necessary to present a fair statement of the results for the periods reported, but such results are not necessarily indicative of results to be expected for the year, due to the somewhat seasonal nature of Midland's operations. All such adjustments were of a normal, recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein when read with the annual report for 1995 filed on Form 10-K are adequate to make the information presented not misleading.

                                                                       FORM 10-Q
                                                                          PAGE 2

ITEM 1.
FINANCIAL STATEMENTS
- --------------------

COMPANY OR GROUP OF COMPANIES FOR WHICH REPORT IS FILED:
MIDLAND ENTERPRISES INC. AND SUBSIDIARIES ("MIDLAND")
- -----------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
- ---------------------------------

                                                    (000 OMITTED)
                                               --------------------------
                                               FOR THE THREE MONTHS ENDED
                                               --------------------------
                                               MARCH 31,     MARCH 31,
                                                  1996          1995
                                               ---------      --------
Operating Revenues                              $75,879       $72,727
                                               ---------      --------
Operating Costs and Expenses:

   Operating Expenses                            48,297        43,973
   Depreciation and amortization                  5,562         5,716
   Selling, general & administrative expenses     2,814         2,447
   Overhead allocation from Parent                  750           675
   Taxes, other than income                       4,445         4,616
                                               ---------      --------
                                                 61,868        57,427
                                               ---------      --------
   Operating Earnings                            14,011        15,300
                                               ---------      --------
Other Income:

   Interest income from Parent                      870         1,049
   Interest income other                            344            76
   Gain (Loss) on sale of assets
       and other, net                               (17)            2
                                               ---------      --------
                                                  1,197         1,127
                                               ---------      --------
Interest Expense:

   Long-term debt                                 3,575         3,703
   Other, including amortization of
        debt expense                                 95            28
                                               ---------      --------
                                                  3,670         3,731
                                               ---------      --------

Earnings before income taxes                     11,538        12,696

Provision for Income taxes                        4,161         4,563
                                               ---------      --------
Net Earnings                                     $7,377        $8,133
                                               =========      ========

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

                                                                       FORM 10-Q
                                                                          PAGE 3


MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
- -----------------------------------------
CONSOLIDATED BALANCE SHEETS
- ---------------------------

                                                        (000 OMITTED)
                                             -------------------------------------
                                             MARCH 31,     DEC. 31,      MARCH 31,
                                               1996          1995          1995
                                             ---------     --------      ---------
Assets

Current Assets:
     Cash and cash equivalents               $ 26,553      $ 25,728      $ 15,002
     Receivables  -
          Trade, net                           22,710        25,030        23,927
          Parent                               64,192        60,358        67,333
          Other                                 6,063         5,044         1,126
     Materials, supplies & fuel                 8,059         7,977         7,678
     Prepaid expenses                           1,232         1,637         1,419
                                             ---------     --------      ---------

     Total current assets                     128,809       125,774       116,485
                                             ---------     --------      ---------

Property and Equipment, at cost               595,839       588,857       581,620
     Less-Accumulated depreciation            309,715       306,415       298,497
                                             ---------     --------      ---------

     Net property and equipment               286,124       282,442       283,123
                                             ---------     --------      ---------

Other Assets:
     Deferred pension charges                  12,801        12,794        12,052
     Other                                      4,650         5,002         5,574
                                             ---------     --------      ---------

     Total other assets                        17,451        17,796        17,626
                                             ---------     --------      ---------

     Total assets                            $432,384      $426,012      $417,234
                                             =========     ========      =========

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

                                                                       FORM 10-Q
                                                                          PAGE 4

MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
- -----------------------------------------
CONSOLIDATED BALANCE SHEETS
- ---------------------------

                                                          (000 OMITTED)
                                           -----------------------------------------
                                           MARCH 31,        DEC. 31,       MARCH 31,
                                             1996            1995            1995
                                           --------        --------        --------
Liabilities and Stockholder's Equity

Current Liabilities:
     Current portion of long-term debt     $  3,703        $  3,684        $  3,426
     Accounts Payable Trade                  13,203          17,516          10,772
     Reserve for insurance claims            16,292          13,037           9,335
     Income taxes payable                     5,757           1,451           4,957
     Accrued expenses                        16,585          13,983          13,507
     Other current liabilities               11,400          10,983           7,038
                                           --------        --------        --------
     Total current liabilities               66,940          60,654          49,035
                                           --------        --------        --------

Long-Term Debt                              143,421         144,903         147,849
                                           --------        --------        --------

Other Liabilities:
     Deferred income taxes                   53,882          54,268          55,242
     Unamortized investment
                tax credits                   3,382           3,524           4,009
     Post-retirement health care              8,790           8,726           8,743
     Coal miners retiree health care          3,650           3,700               0
     Other reserves                           1,569           1,331           1,418
                                           --------        --------        --------
     Total other liabilities                 71,273          71,549          69,412
                                           --------        --------        --------

Stockholder's Equity:
     Common stock, $100 par value -
        Authorized - 1,000 shares
        Shares issued & outstanding -
        15 1/2 shares                             1               1               1
     Capital in excess of par value          52,519          52,519          52,519
     Retained earnings                       98,230          96,386          98,418
                                           --------        --------        --------
     Total stockholder's equity             150,750         148,906         150,938
                                           --------        --------        --------
     Total liabilities and
     stockholder's equity                  $432,384        $426,012        $417,234
                                           ========        ========        ========

                     The accompanying notes are an integral
                      part of these financial statements.

                                                                       FORM 10-Q
                                                                          PAGE 5

MIDLAND ENTERPRISES INC. AND SUBSIDIARIES ("MIDLAND")
- ----------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------

                                                               (000 OMITTED)
                                                         --------------------------
                                                         FOR THE THREE MONTHS ENDED
                                                         MARCH 31         MARCH 31,
                                                           1996              1995
                                                         --------------------------
Cash Flows from Operating Activities:
- -------------------------------------
   Net earnings                                          $ 7,377           $ 8,133
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
      Depreciation and amortization                        5,562             5,716
      Deferred and current income taxes                    3,920             4,637
      Net (gain) loss on sale of assets                        1               (13)
      Other changes in assets and liabilities:
         Trade and other receivables                       2,320               247
         Materials, supplies & fuel                          (82)              621
         Accounts payable                                 (4,313)             (933)
         Accrued expenses and other current liabilitie     6,224             4,746
         Other                                              (461)            1,097
                                                         -------           --------
            Net Cash Provided by
               Operating Activities                       20,548            24,251
                                                         -------           --------
Cash Flows from Investing Activities:
- -------------------------------------
   Capital expenditures                                   (9,756)             (880)
   Increase in Parent receivable                          (3,834)           (5,467)
   Proceeds from asset dispositions                          882                13
                                                         -------           --------
            Net Cash Used by
                Investing Activities                     (12,708)           (6,334)
                                                         -------           --------
Cash Flows from Financing Activities:
- -------------------------------------
   Repayment of long-term debt                            (1,482)             (903)
   Cash dividends paid to Parent                          (5,533)           (6,100)
                                                         -------           --------
            Net Cash Used in
                  Financing Activities                    (7,015)           (7,003)
                                                         -------           --------
Net Increase in Cash and Cash Equivalents                    825            10,914

Cash and Cash Equivalents at Beginning of Period          25,728             4,088
                                                         -------           --------
Cash and Cash Equivalents at End of Period               $26,553           $15,002
                                                         =======           ========

Supplemental Disclosures of Cash Flow Information:
- --------------------------------------------------
Cash paid during the period for:
   Interest, net of amounts capitalized                  $   724            $  813
   Income taxes                                          $   371            $  (75)

                     The accompanying notes are an integral
                      part of these financial statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
- ----------------------

Improved transportation rates, particularly for non-coal commodities, increased first quarter revenues 4% over the comparable period in 1995 despite slightly lower ton miles. Severe winter weather, with blizzard conditions on the Ohio River and icing on the Illinois Waterway early in the quarter followed by flooding on the Ohio River and its tributaries, caused major disruptions to river navigation resulting in substantially higher operating costs, damage to
equipment, and loss of productivity.   As a result, operating earnings declined
8% as compared to 1995, when operating conditions were unseasonably good and Midland reported record first quarter earnings.

Despite strong demand, total ton miles declined 2% due to the operating
limitations imposed by the severe weather discussed above.   While coal ton
miles increased 5% on the strength of increased long haul shipments of export coal to the gulf, coal tonnage actually declined 5% from 1995 levels.
Non-coal shipments were also impacted, particularly grain and stone, with associated tonnage and ton miles down 8% and 6% respectively from first quarter 1995. Rising fuel prices, increased maintenance costs, and accidents associated with the severe weather contributed to the higher operating costs.

As a result of the lower operating earnings discussed above, Midland's net earnings for the first quarter of 1996 declined 9% as compared to last year.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Capital expenditures, debt repayments, and dividends and advances to parent were funded from cash provided by operating activities in the first quarter of 1996. For 1996, planned capital expenditures are estimated at $50 million, the majority of which pertains to purchase commitments for new dry cargo barges. These purchases will be funded with cash provided from operations and from the receivable with parent.

                          PART II.   OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

    (a)  Exhibit 27      Financial Data Schedule

    (b)  Reports on Form 8-K
         -------------------

         There were no reports on Form 8-K filed in the first quarter of 1996.

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



                              MIDLAND ENTERPRISES INC.


                              BY: _________________
                                  R. L. DOETTLING
                                  SENIOR VICE PRESIDENT
                                  FINANCE AND ADMINISTRATION
                                  PRINCIPAL FINANCIAL OFFICER
                                  AND DULY AUTHORIZED OFFICER




DATE:  APRIL 30, 1996