Form 10-Q
period 1996-06-30
MIDLAND ENTERPRISES INC /DE/
filed 1996-07-29
CIK 66029

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1996
                  -------------

            or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission File Number 2-39895
                       -------


                     MIDLAND ENTERPRISES INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     DELAWARE                                                         04-2284434
- --------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

300 PIKE STREET, CINCINNATI, OHIO                                          45202
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number, including area code          513-721-4000
                                                            ------------

- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

- --------------------------------------------------------------------------------

The number of shares of common stock of Midland Enterprises Inc. outstanding as of the date of this report was 15 1/2, all held by Eastern Enterprises.

Registrant meets the conditions set forth in general instructions H(1) (a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996



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

ITEM 1.
FINANCIAL STATEMENTS

COMPANY OR GROUP OF COMPANIES FOR WHICH REPORT IS FILED:
MIDLAND ENTERPRISES INC. AND SUBSIDIARIES ("MIDLAND")

CONSOLIDATED STATEMENTS OF INCOME

                                                                           (000 OMITTED)
                                                      -------------------------------------------------------
                                                      FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                      --------------------------     ------------------------
                                                       JUNE 30,       JUNE 30,       JUNE 30,        JUNE 30,
                                                         1996           1995           1996            1995
                                                         ----           ----           ----            ----
Operating Revenues                                     $77,000        $69,261        $152,879        $141,988
                                                       -------        -------        --------        --------

Operating Costs and Expenses:

      Operating Expenses                                47,873         43,296          96,170          87,269
      Depreciation and amortization                      5,486          5,790          11,048          11,506
      Selling, general & administrative expenses         2,980          2,848           5,794           5,295
      Overhead allocation from Parent                      750            675           1,500           1,350
      Taxes, other than income                           4,299          4,109           8,744           8,725
                                                       -------        -------        --------        --------

                                                        61,388         56,718         123,256         114,145
                                                       -------        -------        --------        --------

      Operating Earnings                                15,612         12,543          29,623          27,843
                                                       -------        -------        --------        --------

Other Income:

      Interest income from Parent                          795          1,254           1,665           2,303
      Interest income other                                317            166             661             242
      Premium paid on debt
          retirement and other, net                       (436)           (15)           (453)            (13)
                                                       -------        -------        --------        --------

                                                           676          1,405           1,873           2,532
                                                       -------        -------        --------        --------

Interest Expense:

      Long-term debt                                     3,555          3,665           7,130           7,368
      Other, including amortization of
           debt expense                                     79             31             174              59
                                                       -------        -------        --------        --------

                                                         3,634          3,696           7,304           7,427
                                                       -------        -------        --------        --------

Earnings before income taxes                            12,654         10,252          24,192          22,948

Provision for Income taxes                               4,568          3,680           8,729           8,243
                                                       -------        -------        --------        --------

Net Earnings                                           $ 8,086        $ 6,572        $ 15,463        $ 14,705
                                                       =======        =======        ========        ========



                     The accompanying notes are an integral
                      part of these financial statements.

MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                          (000 OMITTED)
                                             --------------------------------------
                                             JUNE 30,       DEC. 31,       JUNE 30,
                                               1996           1995           1995
                                             --------       --------       --------
Assets

Current Assets:
         Cash and cash equivalents           $ 20,557       $ 25,728       $ 14,561
         Receivables -
                Trade, net                     19,623         25,030         22,921
                Parent                         55,841         60,358         67,326
                Other                           3,456          5,044          5,132
         Materials, supplies & fuel             7,755          7,977          7,849
         Prepaid expenses                       2,818          1,637          3,015
                                             --------       --------       --------

         Total current assets                 110,050        125,774        120,804
                                             --------       --------       --------

Property and Equipment, at cost               609,723        588,857        580,525
         Less-Accumulated depreciation        314,909        306,415        301,433
                                             --------       --------       --------

         Net property and equipment           294,814        282,442        279,092
                                             --------       --------       --------

Other Assets:
         Deferred pension charges              12,801         12,794         12,056
         Other                                  4,400          5,002          5,411
                                             --------       --------       --------

         Total other assets                    17,201         17,796         17,467
                                             --------       --------       --------

         Total assets                        $422,065       $426,012       $417,363
                                             ========       ========       ========




                     The accompanying notes are an integral
                      part of these financial statements.

MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                (000 OMITTED)
                                                    --------------------------------------
                                                    JUNE 30,       DEC. 31,       JUNE 30,
                                                      1996           1995           1995
                                                    --------       --------       --------

Liabilities and Stockholder's Equity

Current Liabilities:
         Current portion of long-term debt          $  3,797       $  3,684       $  3,511
         Accounts payable trade                       14,916         17,516         10,611
         Reserve for insurance claims                 13,356         13,037         14,175
         Income taxes payable                            941          1,451          2,070
         Accrued expenses                             14,307         13,983         10,732
         Other current liabilities                    11,025         10,983          7,365
                                                    --------       --------       --------

         Total current liabilities                    58,342         60,654         48,464
                                                    --------       --------       --------

Long-Term Debt                                       139,378        144,903        146,996
                                                    --------       --------       --------

Other Liabilities:
         Deferred income taxes                        54,346         54,268         55,158
         Unamortized investment
               tax credits                             3,254          3,524          3,856
         Post-retirement health care                   8,765          8,726          8,810
         Coal miners retiree health care               3,600          3,700              0
         Other reserves                                1,609          1,331          1,497
                                                    --------       --------       --------

         Total other liabilities                      71,574         71,549         69,321
                                                    --------       --------       --------

Stockholder's Equity:
         Common stock, $100 par value -
             Authorized - 1,000 shares
             Shares issued & outstanding -
             15 1/2 shares                                 1              1              1
         Capital in excess of par value               52,519         52,519         52,519
         Retained earnings                           100,251         96,386        100,062
                                                    --------       --------       --------

         Total stockholder's equity                  152,771        148,906        152,582
                                                    --------       --------       --------

         Total liabilities and
         stockholder's equity                       $422,065       $426,012       $417,363
                                                    ========       ========       ========

                     The accompanying notes are an integral
                      part of these financial statements.

MIDLAND ENTERPRISES INC. AND SUBSIDIARIES ("MIDLAND")

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           (000 OMITTED)
                                                                     ------------------------
                                                                     FOR THE SIX MONTHS ENDED
                                                                     JUNE 30,        JUNE 30,
                                                                       1996            1995
                                                                     ------------------------

Cash Flows from Operating Activities:
      Net earnings                                                   $ 15,463        $ 14,705
      Adjustments to reconcile net earnings to
           net cash provided by operating activities:
           Depreciation and amortization                               11,048          11,506
           Deferred and current income taxes                             (432)          1,666
           Net (gain) loss on sale of assets                                1             (10)
           Other changes in assets and liabilities:
                Trade and other receivables                             5,648          (2,753)
                Materials, supplies & fuel                                222             450
                Accounts payable                                       (2,600)         (1,094)
                Accrued expenses and other current liabilities            685           7,138
                Other                                                     593            (575)
                                                                     --------        --------
                     Net Cash Provided by
                        Operating Activities                           30,628          31,033
                                                                     --------        --------

Cash Flows from Investing Activities:
      Capital expenditures                                            (24,328)         (2,917)
      Decrease (Increase) in Parent receivable                          4,517          (5,460)
      Proceeds from asset dispositions                                  1,135             534
                                                                     --------        --------

                     Net Cash Used by
                         Investing Activities                         (18,676)         (7,843)
                                                                     --------        --------

Cash Flows from Financing Activities:
      Repayment of long-term debt                                      (5,525)         (1,688)
      Cash dividends paid to Parent                                   (11,598)        (11,029)
                                                                     --------        --------

                     Net Cash Used in
                           Financing Activities                       (17,123)        (12,717)
                                                                     --------        --------

Net Increase (Decrease) in Cash and Cash Equivalents                   (5,171)         10,473

Cash and Cash Equivalents at Beginning of Period                       25,728           4,088
                                                                     --------        --------

Cash and Cash Equivalents at End of Period                           $ 20,557        $ 14,561
                                                                     ========        ========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
      Interest, net of amounts capitalized                           $  6,512        $  7,359
      Income taxes                                                   $  9,187        $  6,608

                     The accompanying notes are an integral
                      part of these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

The Company achieved records for ton mile production, revenue, and operating earnings in the second quarter and six months ended June 30, 1996. Ton mile production increased 7% and 2% respectively for the quarter and six months compared to the same periods in 1995. The increased production along with improved market rates, particularly on non-coal commodities, increased second quarter revenues 11%, to $77 million, and six month revenues 8%, to $153 million. While seasonal second quarter flooding was less disruptive in 1996, the current year was impacted by severe winter weather and flooding in the first quarter that significantly impacted navigation, resulting in lost production and substantially higher operating costs. As a result, comparative operating earnings, while increasing 24% in the second quarter over 1995, improved 6% over the first six months of last year. Efficiencies from increased fleet utilization programs contributed to the improved earnings, although rising fuel prices in 1996 were partially offsetting.

Strong second quarter coal shipments, with tonnage increasing 4% over the comparable period in 1995, enabled 1996 first half coal tonnage to approximate last year's record level, despite the weather-related operating problems encountered in the first quarter. Coal ton miles increased 10% and 8% for the second quarter and first six months, respectively, reflecting longer average hauls associated with increased shipments of export and spot coal. Coal tonnage under long term contracts declined 4% in the second quarter and 3% for the first six months, reflecting the expiration of a large utility contract. However, a majority of the tonnage associated with this contract was moved on a spot basis. Non-coal tonnage increased 1% in the second quarter compared to 1995, reflecting continued strong demand for raw and intermediate materials much of which originated in the Gulf, but declined 3% over the first six months due to the aforementioned weather-related loss of production in the first quarter of 1996 and a decline in towing for others.

Other income declined slightly in the second quarter and first six months of 1996 as compared to 1995 from lower earnings on advances with Parent due to the impact of the increased level of capital spending on cash balances, and expenses incurred related to the early retirement of long-term debt.

As a result of the improvement in operating earnings, and other items as discussed above, net earnings for the second quarter and first six months of 1996 increased 23% and 5% respectively as compared to last year.

LIQUIDITY AND CAPITAL RESOURCES

For the first six months of 1996, capital expenditures, debt repayments and dividends to Parent were funded from cash provided from operating activities or the receivable with Parent. For 1996, planned capital expenditures are estimated at $50 million, the majority of which pertains to purchase commitments for new dry cargo barges. It is anticipated that these purchases will be funded with cash provided from operating activities and the receivable from Parent.

In June 1996, Midland retired $3 million of medium-term notes and incurred a related premium charge of $420,000.

                           PART II. OTHER INFORMATION




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibit 27 - Financial Data Schedule

      (b) Reports on Form 8-K

          There were no reports on Form 8-K filed in the second quarter of 1996.

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




                                             MIDLAND ENTERPRISES INC.

                                             BY:  /s/ R. L. DOETTLING
                                                  ------------------------------
                                                  R. L. DOETTLING
                                                  SENIOR VICE PRESIDENT
                                                  FINANCE AND ADMINISTRATION
                                                  PRINCIPAL FINANCIAL OFFICER
                                                  AND DULY AUTHORIZED OFFICER





DATE: JULY 29, 1996