Form 10-Q
period 1996-09-30
MIDLAND ENTERPRISES INC /DE/
filed 1996-10-28
CIK 66029

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  September 30, 1996
                or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

Commission File Number 2-39895


                           MIDLAND ENTERPRISES INC.
  ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                           04-2284434
----------------------------------------------------------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

300 PIKE STREET, CINCINNATI, OHIO                               45202
----------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code           513-721-4000


 ----------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

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

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


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


(2)  CONTINGENCIES

In September 1996 Midland's Parent, Eastern Enterprises, received notice from the Social Security Administration claiming that the Parent is responsible for health benefit premiums for an additional group of retired coal miners and their beneficiaries under the federal Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act"). In 1993 and 1995 the Parent recorded extraordinary charges to provide for its estimated undiscounted obligations under the Coal Act with respect to retired coal miners and their beneficiaries assigned to the Parent.
A portion of the recent assignment to the Parent is assertedly due to the Parent's relationship to a predecessor of Midland that is no longer in business.

In 1995, Midland recorded a reserve of $4,600,000 ($2,990,000 after-tax) to provide for its estimated undiscounted obligations under the Coal Act with the after-tax amount properly reflected as an extraordinary item. As more fully discussed in Note 11 of Notes to Financial Statements in Midland's 1995 Annual Report, its obligation could range from zero to more than $8 million. Due to a lack of information about the recent assignment of the additional group of retired miners and their beneficiaries and their relationship to Midland, it is not known what the ultimate cost of such assignment, if any, will be to Midland and no additional reserve has been made at this time.

ITEM 1.
FINANCIAL STATEMENTS

Company or group of companies for which report is filed:
Midland Enterprises Inc. and Subsidiaries ("Midland")

Consolidated Statements of Income

                                                                                     (000 Omitted)
                                                             -------------------------------------------------------------------
                                                                For the Three Months Ended            For the Nine Months Ended
                                                             --------------------------------    -------------------------------
                                                               September 30,    September 30,    September 30,     September 30,
                                                                   1996              1995             1996              1995
                                                               -------------    -------------    -------------     -------------
Operating Revenues                                               $ 74,497           $76,486         $227,376          $218,474
                                                                 --------           -------         --------          --------
Operating Costs and Expenses:

   Operating Expenses                                              46,128            47,632          142,299           134,901
   Depreciation and amortization                                    5,739             5,506           16,786            17,012
   Selling, general & administrative expenses                       3,286             2,662            9,080             7,957
   Overhead allocation from Parent                                    750               675            2,250             2,025
   Taxes, other than income                                         3,931             4,286           12,675            13,010
                                                                 --------           -------         --------          --------
                                                                   59,834            60,761          183,090           174,905
                                                                 --------           -------         --------          --------
   Operating Earnings                                              14,663            15,725           44,286            43,569
                                                                 --------           -------         --------          --------
Other Income:

   Interest income from Parent                                        832             1,150            2,497             3,452
   Interest income other                                              275               194              936               436
   Premium paid on debt
       retirement and other, net                                      (19)              373             (472)              359
                                                                 --------           -------         --------          --------
                                                                    1,088             1,717            2,961             4,247
                                                                 --------           -------         --------          --------
Interest Expense:

   Long-term debt                                                   3,460             3,631           10,590            11,000
   Other, including amortization of
        debt expense                                                   39                32              213                89
                                                                 --------           -------         --------          --------
                                                                    3,499             3,663           10,803            11,089
                                                                 --------           -------         --------          --------
Earnings before income taxes                                       12,252            13,779           36,444            36,727

Provision for Income taxes                                          4,461             5,020           13,190            13,263
                                                                 --------           -------         --------          --------
Net Earnings                                                       $7,791           $ 8,759         $ 23,254           $23,464
                                                                 ========           =======         ========           =======





                     The accompanying notes are an integral
                      part of these financial statements.

Midland Enterprises Inc. and Subsidiaries

Consolidated Balance Sheets

                                                                (000 Omitted)
                                                 ------------------------------------------------
                                                 September 30,     December 31,     September 30,
                                                     1996             1995              1995
                                                 -------------     ------------     -------------
Assets

Current Assets:
     Cash and cash equivalents                     $ 20,845         $ 25,728          $ 16,250
     Receivables  -
          Trade, net                                 21,672           25,030            26,892
          Parent                                     51,344           60,358            66,974
          Other                                       1,703            5,044             5,222
     Materials, supplies & fuel                       8,098            7,977             7,597
     Prepaid expenses                                 2,923            1,637             2,923
                                                   --------         --------          --------
     Total current assets                           106,585          125,774           125,858
                                                   --------         --------          --------

Property and Equipment, at cost                     621,785          588,857           579,727
     Less-Accumulated depreciation                  317,796          306,415           302,253
                                                   --------         --------          --------
     Net property and equipment                     303,989          282,442           277,474
                                                   --------         --------          --------
Other Assets:
     Deferred pension charges                        12,801           12,794            12,054
     Other                                            4,261            5,002             4,973
                                                   --------         --------          --------
     Total other assets                              17,062           17,796            17,027
                                                   --------         --------          --------
     Total assets                                  $427,636         $426,012          $420,359
                                                   ========         ========          ========



                     The accompanying notes are an integral
                      part of these financial statements.

Midland Enterprises Inc. and Subsidiaries

Consolidated Balance Sheets

                                                                              (000 Omitted)
                                                            ----------------------------------------------------
                                                            September 30,       December 31,       September 30,
                                                                1996                1995                1995
                                                            -------------       ------------       -------------
Liabilities and Stockholder's Equity

Current Liabilities:
     Current portion of  long - term debt                     $  3,886            $  3,684            $  3,594
     Accounts payable trade                                     15,837              17,516               9,715
     Reserve for insurance claims                               13,429              13,037              12,132
     Income taxes payable                                        1,094               1,451               1,028
     Accrued expenses                                           17,042              13,983              15,709
     Other current liabilities                                  10,841              10,983               8,010
                                                              --------            --------            --------
     Total current liabilities                                  62,129              60,654              50,188
                                                              --------            --------            --------
Long-Term Debt                                                 138,257             144,903             145,995
                                                              --------            --------            --------
Other Liabilities:
     Deferred income taxes                                      55,261              54,268              55,514
     Unamortized investment
           tax credits                                           3,125               3,524               3,667
     Post-retirement health care                                 8,787               8,726               8,662
     Coal miners retiree health care                             3,600               3,700                   0
     Other reserves                                              1,758               1,331               1,561
                                                              --------            --------            --------
     Total other liabilities                                    72,531              71,549              69,404
                                                              --------            --------            --------
Stockholder's Equity:
     Common stock, $100 par value -
         Authorized - 1,000 shares
         Shares issued & outstanding -
         15 1/2 shares                                               1                   1                   1
     Capital in excess of par value                             52,519              52,519              52,519
     Retained earnings                                         102,199              96,386             102,252
                                                              --------            --------            --------
     Total stockholder's equity                                154,719             148,906             154,772
                                                              --------            --------            --------
     Total liabilities and
     stockholder's equity                                     $427,636            $426,012            $420,359
                                                              ========            ========            ========



                     The accompanying notes are an integral
                      part of these financial statements.

Midland Enterprises Inc. and Subsidiaries ("Midland")

Consolidated Statements of Cash Flows

                                                                                 (000 Omitted)
                                                                         -------------------------------
                                                                           For the Nine Months Ended
                                                                         -------------------------------
                                                                         September 30,     September 30,
                                                                              1996              1995
                                                                         -------------     -------------
Cash Flows from Operating Activities:
   Net earnings                                                            $ 23,254          $ 23,464
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
      Depreciation and amortization                                          16,387            17,012
      Deferred and current income taxes                                         636               980
      Net (gain) loss on sale of assets                                           4              (492)
      Other changes in assets and liabilities:
         Trade and other receivables                                          3,358            (2,251)
         Materials, supplies & fuel                                            (121)              702
         Accounts payable                                                    (1,679)           (1,990)
         Accrued expenses and other current liabilities                       3,309            10,717
         Other                                                                3,081            (4,141)
                                                                           --------          --------
            Net Cash Provided by
               Operating Activities                                          48,229            44,001
                                                                           --------          --------
Cash Flows from Investing Activities:
   Capital expenditures                                                     (39,542)           (9,576)
   Decrease (Increase) in Parent receivable                                   9,014            (5,108)
   Proceeds from asset dispositions                                           1,503             3,256
                                                                           --------          --------
            Net Cash Used by
                Investing Activities                                        (29,025)          (11,428)
                                                                           --------          --------
Cash Flows from Financing Activities:
   Repayment of long-term debt                                               (6,646)           (2,813)
   Cash dividends paid to Parent                                            (17,441)          (17,598)
                                                                           --------          --------
            Net Cash Used in
                  Financing Activities                                      (24,087)          (20,411)
                                                                           --------          --------
Net Increase (Decrease) in Cash and Cash Equivalents                         (4,883)           12,162

Cash and Cash Equivalents at Beginning of Period                             25,728             4,088
                                                                           --------          --------
Cash and Cash Equivalents at End of Period                                 $ 20,845          $ 16,250
                                                                           ========          ========
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
   Interest, net of amounts capitalized                                      $7,899            $8,124
   Income taxes                                                             $12,545           $12,313



                     The accompanying notes are an integral
                      part of these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

Revenues for the third quarter of 1996 were 3% below 1995 reflecting an 8% decline in ton miles, while nine month revenues, a new record, increased 4% over last year on 1% fewer ton miles. Weak foreign demand for coal and the lack of stored grain coupled with a late harvest, lowered demand for the transportation of export coal and grain in the third quarter. The improved market rate structure in 1996, particularly on non-coal commodities, partially offset the negative impact on revenue from the lower volume.

Lower export coal shipments resulted in coal ton miles declining 2% in the third quarter, although tonnage for the period increased 7%, as long haul export movements were replaced with shorter haul spot shipments. Nine month coal ton miles and tonnage were 4% and 2% higher, respectively, than 1995 reflecting slightly longer average hauls while setting a new Midland record for
tons of coal transported.   Non-coal tonnage declined 9% and 5%, respectively,
in the third quarter and first nine months compared to 1995, mainly as a result of the reduced export activity on the Lower Mississippi River coupled with Midland's reduction in towing services for others. Reductions in grain and aggregate tonnage were largely offset by increased shipments of coke, scrap and steel products.

Operating earnings for the quarter, despite being Midland's second highest third quarter, declined 7% from the comparable record period in 1995. Contributing factors were the aforementioned lower ton miles, higher operating costs from traffic pattern inefficiencies created from the reduced export tonnage and rising diesel fuel prices. Diesel prices have averaged 16% above last year's levels during much of 1996, including the third quarter. Midland's long-term contracts contain fuel adjustment clauses to compensate for the higher cost. For the first nine months, operating earnings increased by 2% over 1995, setting a new earnings record. Strong second quarter coal demand contributed to the improved year to date results.

Other income declined in the third quarter and first nine months of 1996 due to lower earnings on advances with parent as a result of the impact on cash balances from the increased level of capital spending and expenses incurred related to the early retirement of long-term debt. Also, 1995 third quarter results included net pre-tax gains of $.5 million on the sale and disposal of assets.

As a result of the pre-tax items and operating results discussed above, net earnings for the third quarter and first nine months of 1996 declined 11% and 1%, respectively, as compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

For the first nine months of 1996, capital expenditures, debt repayments and dividends to Parent were funded from cash provided from operating activities, the receivable with Parent, or cash and equivalents. For 1996, planned capital expenditures are estimated at $50 million, the majority of which pertains to the purchase of new dry cargo barges. It is anticipated that the total funding of these purchases will continue to be from the above mentioned sources.

In June 1996, Midland retired $3 million of medium-term notes and incurred a related premium charge of $420,000.

In September 1996, Midland's Parent received notices from the Social Security Administration claiming that the Parent is responsible for health benefit premiums for an additional group of retired coal miners and their beneficiaries under the federal Coal Industry Retiree Health Benefit Act of 1992, assertedly due to the Parent's relationship to a predecessor of Midland that is no longer in business. As described in Note 2 of Notes to Financial Statements, the liability for these additional premiums could result in an addition to the reseve and would be treated as an extraordinary item. No additional provision has been made at this time because the amount of the reserve, if any, cannot be reasonably estimated.

                          PART II.   OTHER INFORMATION




   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibit 27  -   Financial Data Schedule

       (b)  Reports on Form 8-K

            There were no reports on Form 8-K filed in the third quarter of 1996.

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



                                               MIDLAND ENTERPRISES INC.


                                               BY: ____________________________
                                                    R. L. DOETTLING
                                                    SENIOR VICE PRESIDENT
                                                    FINANCE AND ADMINISTRATION
                                                    PRINCIPAL FINANCIAL OFFICER
                                                    AND DULY AUTHORIZED OFFICER




DATE:  OCTOBER 28, 1996