Form 10-K405
period 1996-12-31
MIDLAND ENTERPRISES INC /DE/
filed 1997-03-17
CIK 66029

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

  [x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended     December 31, 1996
                                    -------------------------------

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from _________________ to ____________

         Commission file number    2-39895
                                -----------------------------------------

                            Midland Enterprises Inc.
         -----------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      Delaware                               04-2284434
          ------------------------------                 -----------------------
         (STATE OF OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

          300 Pike Street; Cincinnati, Ohio                      45202
         ----------------------------------------        -----------------------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

         Registrant's telephone number, including area code 513-721-4000
                                                            -------------
         Securities registered pursuant to Section 12(b) of the Act:

           TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON
                                                        WHICH REGISTERED
         ----------------------------------------   ------------------------

         Securities registered pursuant to Section 12(g) of the Act:
                None
         -----------------------------------------------------------------------
           (TITLE OF CLASS)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS). AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
         YES X   NO
             --    --

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

                                    Not Applicable
         -----------------------------------------------------------------------

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (APPLICABLE ONLY TO CORPORATE REGISTRANTS).

         March 17, 1997 - 15 1/2 Shares
         -----------------------------------------------------------------------

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

         THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J
         (1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                                     PART I
                                     ------


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

Substantially all of the barges, towboats and tugboats operated by the Registrant's barge line subsidiaries are owned by and chartered from the Registrant. Approximately half of the Registrant's equipment is mortgaged or leased and the payments under related charter agreements with its subsidiaries are pledged to secure long-term debt or to meet lease payments.

The Registrant's barge line subsidiaries are The Ohio River Company ("ORCO"), Orgulf Transport Co. ("Orgulf"), Red Circle Transport Co. ("Red Circle"), and Orsouth Transport Co.("Orsouth"). The Registrant's other principal subsidiaries, all of whose outstanding stock is owned by the Registrant, are Eastern Associated Terminals Company ("EATCO"), Hartley Marine Corp. ("Hartley"), The Ohio River Terminals company ("ORTCO") and West Virginia Terminals, Inc.

(B)      INDUSTRY SEGMENTS
         -----------------

Registrant's only reportable industry segment is barge transportation.

(C)      (1)      (I)               PRINCIPAL SERVICES AND MARKETS
                                    ------------------------------

ORCO is the largest of the Registrant's subsidiaries, accounting for 63% of the Registrant's total 1996 tonnage transported. ORCO operates principally on the Ohio River and certain of its tributaries. The principal commodity transported by ORCO is coal, primarily for electric utilities. Grain, stone, sand, gravel, iron, steel, scrap, and coke are the other groups of commodities which ORCO carries in significant amounts. ORCO leases office facilities in Cincinnati, Ohio.

Orgulf operates principally on the Mississippi and Ohio Rivers, and the Illinois Waterway, transporting principally coal, primarily for electric utilities, and grain. Stone, gravel, scrap, steel, coke and ores constitute the other significant commodities transported.

Orsouth operates principally on the Tennessee-Tombigbee and Gulf Intracoastal Waterways, and on the Black Warrior and Mississippi Rivers, transporting principally coal and ores.

Red Circle is engaged primarily in the offshore transportation of phosphate rock in the Gulf of Mexico and grain from Louisiana to Puerto Rico. EATCO operates a terminal on leased land at Tampa, Florida. Hartley operates shipyard facilities at Paducah, Kentucky, sells fuel at Point Pleasant, West Virginia, and provides towing services principally on the Ohio River and its tributaries. ORTCO owns and operates a coal dumping facility in Huntington, West Virginia. West Virginia Terminals, Inc. leases and operates a coal dumping facility in Kenova, West Virginia.

The following table indicates the tonnages transported by the Registrant's subsidiaries for the period 1994 - 1996:


                                       TONNAGE TRANSPORTED (IN MILLIONS)
                                       ----------------------------------
                                   1996               1995               1994
                                 ---------          ---------          ---------

         Total Tonnage             65.5               66.2               66.9
                                 =========          =========          =========

Tonnage in 1996 declined 1% from 1995 as a result of reduced non-coal tonnage due in part to the late grain harvest and weak demand for barge towing on the lower Mississippi River. Tonnage in 1995 declined slightly from 1994 due in part to a softening of the domestic coal market in the second half of 1995 and reduced shipments of aggregates.

The next table summarizes the ton miles of cargo transported by the Registrant's subsidiaries for the period 1994 - 1996:


                                                   TON MILES TRANSPORTED (IN BILLIONS)
                                                   -----------------------------------
                                            1996                 1995                 1994
                                         -----------          ------------         ------------

       Coal.......................            15.7                 15.2                15.2
       Grain......................             4.8                  5.2                 4.4
       Other*.....................            15.6                 16.4                15.7
                                         -----------          ------------         ------------

       Total Ton miles............            36.1                 36.8                35.3
                                         ===========          ============         ============

* Other includes sand, stone, gravel, iron, scrap, steel, coke, phosphate, towing for others, and other dry cargo.

Ton miles are the product of tons and distance transported. In 1996, ton miles declined 2% from the record level set in 1995 due to lower tonnage as discussed above, and slightly shorter average trip lengths due to reduced shipments of long haul export coal and grain tonnage. Ton mile production in 1995 increased 4% over 1994, although 1995 tonnage declined slightly, due to longer trip lengths associated with increased movements of non-coal tonnage, predominantly on the Mississippi River. In addition to changes in ton miles transported, Registrant's revenues and net income are affected by other factors such as competitive conditions, weather and the segment of the river system traveled. See "Seasonality and Competition".


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

(C)      (1)      (VII)             CUSTOMERS
                                    ---------

No customer, or group of customers under common control, accounted for 10% or more of the total revenues in 1996. On the basis of past experience and its competitive position, the Registrant considers that the loss of several of its subsidiaries' largest customers simultaneously, while possible, is unlikely to happen. The Registrant's subsidiaries have multi-year transportation and terminalling contracts which expire at various dates from April 1998 through December 2007. During 1996, approximately 38% of the Registrant's consolidated revenues resulted from these contracts. A substantial portion of the contracts provide for rate adjustments based on changes in various costs, including diesel fuel costs, and, additionally, contain "force majeure" clauses which excuse performance by the parties to the contracts when performance is prevented by circumstances beyond their reasonable control. Many of these contracts have provisions for termination for specified causes, such as material breach of the contract, environmental restrictions on the burning of coal, or loss by the customer of an underlying commodity supply contract. Penalties for termination for such causes are not generally specified. However, some contracts provide that in the event of an uncured material breach by Registrant's subsidiary which results in termination of the contract, Registrant's subsidiary would be responsible for reimbursing its customer for the differential between the contract price and the cost of substituted performance.


(C)      (1)      (VIII)            BACKLOG
                                    -------

The backlog of transportation and terminalling business under multi-year contracts is summarized in the next table:


December 31,                                                      1996                1995
                                                               ------------        ------------
Tons (in millions)                                                 140.0              156.2
Revenues (in millions)                                            $465.1             $485.3
Portions of revenue backlog not expected to be filled
  within the current fiscal year                                    73%               72%


The 1996 revenue backlog (which is based on contracts that extend beyond December 31, 1997) is shown at prices current as of December 31, 1996 which are subject to escalation/de-escalation provisions. Since services under many of the multi-year contracts are based on customer requirements, Registrant has estimated its backlog based on its forecast of the requirements of these contract customers. The 10% decline in tonnage backlog from 1995 partially reflects the expiration of two utility coal contracts and the elapsing terms of current multi-year contracts as they draw closer to maturity, including those excluded from the calculation as they enter their final year. Partially offsetting these reductions are new multi-year agreements entered into by the Registrant's subsidiaries. The 1996 backlog calculation includes 22.9 million tons and $94.9 million in revenue pertaining to multi-year contracts awarded but not yet signed as of year end. The 1995 backlog calculation included 14.2 million tons and $67.2 million in revenue pertaining to contracts awarded but not signed. The decrease in the revenue backlog is consistent with the reduction in backlog tonnage. Electric utilities, which traditionally have entered into multi-year transportation and coal supply agreements, have begun to shorten the term of some agreements for a variety of reasons including the Clean Air Act requirements and the trend towards deregulation of the electric power industry. These factors have also led to changes in the sourcing of coal by utilities, leading to changes in traffic patterns.


(C)      (1)      (IX)             GOVERNMENT CONTRACTS
                                   --------------------

The Registrant has no material portion of business subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.


(C)      (1)      (X)               COMPETITION
                                    -----------

Improvements in operating efficiencies have permitted barge operators to maintain relatively low rate structures. Consequently, the barge industry has generally been able to retain its competitive position with alternative methods of transportation for bulk commodities when the origin and destination of such movements are contiguous to navigable waterways.

Primary competitors of the Registrant's barge line subsidiaries include other barge lines and railroads (including one integrated rail-barge carrier). There are a number of companies offering transportation services on the waterways served by the Registrant. In the early 1990's, competition among major barge line companies was intense due to an imbalance between barge supply and customer demand, impacted by occasionally weak grain and coal export markets. This in turn led to revenue and margin erosion and prompted improvements in cost and productivity, and some industry consolidation. During the second half of 1994, however, barge demand and supply moved closer to equilibrium with improved rates and margins as both domestic import demand and export requirements increased significantly. This trend continued in 1995 and the first half of 1996. However, a late grain harvest and sharply higher prices in 1996 slowed demand and created uncertainty over near-term 1997 shipment levels. Coupled with an increased availability of new equipment, a temporary imbalance of supply and demand has again been created which has led to more intense competition and lower margins.

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


(C)      (1)      (XIII)            EMPLOYEES
                                    ---------

As of December 31, 1996, Registrant and its subsidiaries employed approximately 1,400 persons, of whom approximately 36% are represented by labor unions.


(D)                                 FOREIGN OPERATIONS
                                    ------------------

Registrant does not engage in material operations in foreign countries, and no material portion of Registrant's revenues is derived from customers in foreign countries.

ITEM 2.  PROPERTIES
         ----------

(A) As of December 31, 1996, the Registrant's floating equipment consisted of 2,430 barges and 87 boats. See "Principal Services and Markets" for other owned or leased properties.

Capital expenditures for the Registrant in 1996 totaled approximately $48 million. These expenditures were made principally for the purchase of new barges and for renewal of equipment.

(B)      Not applicable.
         ---------------

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

Information with respect to certain legal proceedings may be found in Note 11 of Notes to Consolidated Financial Statements. Such information is incorporated herein by reference.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

Not required.




                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
         ---------------------------------------------------------------------
           MATTERS
           -------

The Registrant's common stock is held solely by Eastern and is not traded in any market. Dividends were declared in the amount of $22,947,993 in 1996 and $27,559,453 in 1995.

The payment of dividends is subject to the restrictions described in Note 4 of Notes to Consolidated Financial Statements.


ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

Not required. Reference Management Narrative Analysis following Item 7. The Registrant meets the conditions set forth in General Instruction J (1) (a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
             OF OPERATIONS
             -------------


1996 COMPARED TO 1995
---------------------

Revenues and operating earnings increased $5.6 million and $0.6 million, respectively, in 1996 over 1995, primarily reflecting continued strong demand for coal and a favorable rate structure carried over from 1995, particularly on non-coal commodities.

Tonnage transported in 1996 declined 1%, with related ton miles down nearly 2%, reflecting shorter average hauls due to weak foreign demand for coal and a late grain harvest. Record coal tonnage and ton miles, increased 1% and 3 %, respectively, over 1995, reflecting significantly increased shipments of domestic spot coal, while coal under multi-year contracts for utilities declined due to the non-renewal of several contracts. Non-coal tonnage and ton miles declined 6% from 1995 mainly as a result of weaker barge demand on the Mississippi River. Reductions in grain, ores and aggregate tonnage, as well as towing services, were only partially offset by increased shipments of intermediate steel products and scrap. Operating results from the Registrant's terminal and support facilities were slightly improved over 1995.

Ongoing programs to increase fleet productivity and control costs were offset by traffic pattern inefficiencies resulting from the reduced export tonnage. Fuel costs increased in 1996 due to rising fuel prices that averaged 20% above 1995 levels. A substantial portion of the Registrant's multi-year contracts contain fuel adjustment clauses to compensate for the higher costs. In addition, severe winter icing and flooding during the first quarter, and numerous tropical storms in the Gulf of Mexico, resulted in higher operating costs and lower fleet productivity than in 1995.

Other income declined from 1995 due to lower average interest rates in 1996 and higher capital expenditures which decreased cash and interest bearing advances with Parent. Interest expense included costs associated with the early retirement of long-term debt in 1996 of $.4 million.

Including the pretax items and operating results discussed above, Earnings before extraordinary item for 1996 were nearly unchanged from 1995.

In 1995, the Registrant recorded a pretax charge of $4.6 million representing the estimated undiscounted liability for health care and death benefit premiums imposed by the Coal Industry Retiree Health Act of 1992 ("Coal Act"). As described in Note 11 of Notes to Consolidated Financial Statements, this charge was reported as an extraordinary item of approximately $3.0 million net of tax. No payments have been made from this reserve.



1995 COMPARED TO 1994
---------------------

Revenues and operating earnings increased by $31.6 million and $22.0 million, respectively, in 1995 over 1994 due to significant increases in margin on spot transportation rates, mainly reflecting strong demand for non-coal import and export tonnage on the Mississippi River. Ongoing programs to increase fleet productivity and control costs as well as generally good operating conditions also contributed to the improved results. Partially offsetting were reduced revenues from contractual rate reductions on long-term utility coal contracts negotiated in 1994. Administrative expenses increased in 1995 due to higher consulting, computer related and compensation costs.

Ton miles increased 4% to new record levels, although total tonnage transported declined 1%, due to significantly longer trip lengths associated with the aforementioned spot traffic on the Mississippi River. Total coal tonnage declined 1%, with coal shipments under long-term contracts increasing 4% and spot coal tonnage declining 17%, reflecting a weak second half market. Non-coal ton miles increased 8%, although related tonnage was essentially unchanged from 1994. Registrant's focus on long haul higher margin non-coal commodities more than offset the weakness in the coal market. As a result, grain tonnage increased 18% with ores and steel product tonnage up over 20% as compared to 1994. Results from terminal and support operations were largely unchanged from 1994 levels.

During the second quarter of 1994, Registrant recorded a pretax gain of $2.3 million on the sale of its barge construction and repair facility in Louisiana. This gain is included in "Other income" on the Consolidated Statements of Income. Lower net financing expenses, mainly associated with increased interest on short term investments and balances with parent, also contributed to the improved Earnings before income taxes.

Including the pretax items and operating results discussed above, Earnings before extraordinary items for 1995 increased 90% over 1994.

In the fourth quarter of 1995, Registrant recorded a pretax charge of $4.6 million representing the estimated undiscounted liability for health care and death benefit premiums imposed by the Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act"). As described in Note 11 of Notes to Consolidated Financial Statements, this charge has been reported as an extraordinary item of approximately $3.0 million net of tax.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Debt payments, dividends to Parent, and capital expenditures of $48 million were funded from cash provided from operating activities, and from cash and cash equivalent balances in 1996. The reduction in accounts payable and other accrued liability balances at December 31, 1996, reflects the payment of amounts established in late 1995 for the purchase of capital assets in process and settlement of various marine accident claims. The decrease in trade and other receivables is due to a tightening of certain trade account credit terms and the receipt of amounts from insurance companies recorded in 1995.

Planned capital expenditures for 1997 are estimated at approximately $46 million, the majority of which pertains to the purchase of new hopper barges for delivery during 1997 and the first quarter of 1998.



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


        (3)       LIST OF EXHIBITS

        3.1        Certificate of Incorporation of Midland Enterprises Inc.
                   (filed as Exhibit 3.1 to Registration Statement of Midland Enterprises Inc. on Form S-1 Registration No. 2-39895, as filed May 5, 1971).1

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

         23.1      Consent of Independent Public Accountants.


----------
1 Not filed herewith. In accordance with Rule 12-b-32 of the General Rules and Regulations under the Securities Act of 1934, reference is made to the document previously filed with the Commission.



(B)     REPORTS ON FORM 8-K
        -------------------

There were no reports on Form 8-K filed in the fourth quarter of 1996.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MIDLAND ENTERPRISES INC.
                                  (Registrant)


                           BY /s/ R. L. Doettling
                              ------------------------------
                                 R. L. DOETTLING
               SENIOR VICE PRESIDENT, FINANCE AND ADMINISTRATION;
             DIRECTOR; (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


                               DATE MARCH 17, 1997
                                    --------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 17TH day of MARCH, 1997.


BY: /s/ F. C. Raskin                 BY:  /s/ R. L. Doettling
    -----------------------------         ------------------------
        F. C. RASKIN                          R. L. DOETTLING
    PRESIDENT; DIRECTOR                  SENIOR VICE PRESIDENT, FINANCE
   (PRINCIPAL EXECUTIVE OFFICER)          AND ADMINISTRATION; DIRECTOR;
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


BY: /s/ P. E. Hubbard                  BY: /s/ S. A. Frasher
    -----------------------------         ------------------------
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

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

      (INFORMATION REQUIRED BY ITEMS 8 AND 14 (A) (1) AND (2) OF FORM 10-K)



                                                                      PAGE
                                                                     NUMBER
                                                                     ------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                               F-2


FINANCIAL STATEMENTS:

Consolidated Statements of Income for the years
        ended December 31, 1996, 1995 and 1994                         F-3

Consolidated Balance Sheets -- December 31, 1996 and 1995              F-4

Consolidated Statements of Stockholder's Investment for
        the years ended December 31, 1996, 1995 and 1994               F-6

Consolidated Statements of Cash Flows for the years
        ended December 31, 1996, 1995 and 1994                         F-7

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To Midland Enterprises Inc.:

We have audited the accompanying consolidated balance sheets of MIDLAND ENTERPRISES INC. (a Delaware corporation and a wholly-owned subsidiary of Eastern Enterprises) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midland Enterprises Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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




                                                ARTHUR ANDERSEN LLP



Cincinnati, Ohio,
January 21, 1997

                   MIDLAND ENTERPRISED INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


                                                          (000 OMITTED)
                                                  1996         1995           1994
                                               ---------     ---------      ---------

REVENUES (NOTE 1) ........................     $ 301,880     $ 296,339      $ 264,692
                                               ---------     ---------      ---------

OPERATING COSTS AND EXPENSES:
  Operating expenses .....................     $ 189,357     $ 183,462      $ 177,478
  Depreciation and amortization (Note 6) .        22,554        22,897         22,659
  Selling, general and administrative
    expenses .............................        12,329        11,983         10,855
  Overhead allocation from parent (Note 1)         2,549         2,830          2,551
  Taxes, other than income ...............        16,676        17,339         15,344
                                               ---------     ---------      ---------
                                               $ 243,465     $ 238,511      $ 228,887
                                               ---------     ---------      ---------
OPERATING EARNINGS .......................     $  58,415     $  57,828      $  35,805
                                               ---------     ---------      ---------

OTHER INCOME (EXPENSE):
  Interest income from Parent (Note 1) ...     $   3,483     $   4,404      $   2,888
  Interest income other ..................           978           752            120
  Gain on sale of barge construction
    facility including $851,000 of
    curtailment gains ....................            --            --          2,300
  Gain (Loss) on sale of assets and
    other, net ...........................             2           332           (298)
                                               ---------     ---------      ---------
                                               $   4,463     $   5,488      $   5,010
                                               ---------     ---------      ---------

INTEREST EXPENSE:
  Long-term debt .........................     $  14,043     $  14,624      $  15,406
  Other, including amortization of
  debt expense ...........................           672           551            576
  Interest capitalized during construction
  (Note 6) ...............................            --            --            (39)
                                               ---------     ---------      ---------
                                               $  14,715     $  15,175      $  15,943
                                               ---------     ---------      ---------

EARNINGS BEFORE INCOME TAXES .............     $  48,163     $  48,141      $  24,872

Provision for income taxes (Note 5) ......        17,566        17,592          8,805
                                               ---------     ---------      ---------

EARNINGS BEFORE EXTRAORDINARY ITEM .......     $  30,597     $  30,549      $  16,067

Extraordinary item Net of Tax (Note 11) ..            --        (2,990)            --

NET EARNINGS .............................     $  30,597     $  27,559      $  16,067
                                               =========     =========      =========



   The accompanying notes are an integral part of these financial statements.

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                     ASSETS
                                     ------


                                                                (000 OMITTED)
                                                              1996          1995
                                                           --------     --------
CURRENT ASSETS:

     Cash and cash equivalents (Note 1) ..............     $     91     $ 25,728

     Receivables -
          Trade, less allowance of $685,000
          in 1996 and 1995 ...........................       18,226       25,030

          Parent (Note 1 and 4) ......................       63,863       60,358

          Other ......................................        1,263        5,044

     Materials, supplies and fuel (Note 1) ...........        8,176        7,977

     Prepaid expenses ................................        2,028        1,637
                                                           --------     --------

          Total current assets .......................     $ 93,647     $125,774
                                                           --------     --------

PROPERTY AND EQUIPMENT, AT COST (NOTES 4 AND 6):

     Towboats and barges .............................     $580,546     $536,605

     Terminals and other facilities ..................       44,402       47,652

     Land ............................................        4,612        4,600
                                                           --------     --------

          Total property and equipment, at cost ......     $629,560     $588,857

     Less - Accumulated depreciation .................      323,120      306,415
                                                           --------     --------

          Net property and equipment .................     $306,440     $282,442
                                                           --------     --------

OTHER ASSETS:

     Deferred pension charges (Note 2) ...............     $ 13,587     $ 12,794

     Unamortized debt expense, deferred
       maintenance and other (Notes 1 and 6) .........        4,117        5,002
                                                           --------     --------

          Total other assets .........................     $ 17,704     $ 17,796
                                                           --------     --------

          TOTAL ASSETS ...............................     $417,791     $426,012
                                                           ========     ========


   The accompanying notes are an integral part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------

                                                                (000 OMITTED)
                                                              1996        1995
                                                           --------     --------
CURRENT LIABILITIES:
   Current portion of long-term debt (Note 4) ........     $  3,986     $  3,684
   Accounts payable -
      Trade ..........................................       11,224       17,516
   Reserve for insurance claims (Note 1) .............       11,881       13,037
   Accrued expenses ..................................        5,616        5,469
   Interest payable ..................................        4,063        4,147
   Other taxes payable ...............................        4,119        4,367
   Income taxes payable (Note 5) .....................        1,123        1,451
   Other current liabilities .........................        9,851       10,983
                                                           --------     --------
      Total current liabilities ......................     $ 51,863     $ 60,654
                                                           --------     --------
LONG-TERM DEBT (NOTE 4) ..............................     $137,313     $144,903
                                                           --------     --------

RESERVES AND DEFERRED CREDITS:
   Deferred income taxes (Note 5) ....................     $ 54,594     $ 54,268
   Unamortized investment tax credits (Note 5) .......        2,999        3,524
   Post-retirement health care (Note 3) ..............        8,798        8,726
   Coal miners retiree health care (Note 11) .........        3,500        3,700
   Other reserves ....................................        2,437        1,331
                                                           --------     --------
      Total reserves and deferred credits ............     $ 72,328     $ 71,549
                                                           --------     --------

COMMITMENTS AND CONTINGENCIES (NOTE 7 AND 11)
STOCKHOLDER'S EQUITY (NOTE 4):
   Common stock, $100 par value -
      Authorized Shares - 1,000
      Issued Shares -15 1/2 ..........................     $      1     $      1
   Capital in excess of par value ....................       52,519       52,519
   Retained earnings .................................      103,767       96,386
                                                           --------     --------
      Total stockholder's equity .....................     $156,287     $148,906
                                                           --------     --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ...........     $417,791     $426,012
                                                           ========     ========

   The accompanying notes are an integral part of these financial statements.

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                    (000 OMITTED EXCEPT SHARES OUTSTANDING)


                                                                 CAPITAL IN
                                                 COMMON STOCK     EXCESS OF       RETAINED
                                                 OUTSTANDING      PAR VALUE       EARNINGS       TOTAL
                                             ------------------  -----------     ----------    -----------
                                              SHARES    AMOUNT
                                             -------- ---------

BALANCE DECEMBER 31, 1993:                     15.5   $       1     $  52,519     $  97,369      $ 149,889

Net Earnings ...........................        0.0           0             0        16,067         16,067
Dividends to Parent ....................        0.0           0             0       (17,050)       (17,050)
                                               ----   ---------     ---------     ---------      ---------

BALANCE DECEMBER 31, 1994:                     15.5   $       1     $  52,519     $  96,386      $ 148,906

Net Earnings ...........................        0.0           0             0        27,559         27,559
Dividends to Parent ....................        0.0           0             0       (27,559)       (27,559)
                                               ----   ---------     ---------     ---------      ---------

BALANCE DECEMBER 31, 1995:                     15.5   $       1     $  52,519     $  96,386      $ 148,906

Net Earnings ...........................        0.0           0             0        30,597         30,597
Dividends to Parent ....................        0.0           0             0       (22,948)       (22,948)
Adjustment for Unfounded
Accumulated  Pension Benefits (Note 2) .        0.0           0             0          (268)          (268)
                                               ----   ---------     ---------     ---------      ---------

BALANCE DECEMBER 31, 1996:                     15.5   $       1     $  52,519     $ 103,767      $ 156,287
                                               ====   =========     =========     =========      =========


   The accompanying notes are an integral part of these financial statements.

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                                       (000 OMITTED)
                                                             1996          1995           1994
                                                           --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings .....................................     $ 30,597      $ 27,559      $ 16,067
Adjustments to reconcile net earnings to net
cash provided by operating activities:
    Extraordinary provision for coal miners
       retiree health care, net of tax ...............           --         2,990            --
    Depreciation and amortization ....................       22,554        22,897        22,269
    Deferred and current income taxes ................           (2)          157        (5,661)
    Net gain on sale of assets .......................          (35)         (475)       (2,522)
    Other changes in assets and liabilities:
        Trade and other receivables ..................        6,804          (389)          409
        Materials, supplies and fuel .................         (199)          322         4,666
        Accounts payable .............................       (6,292)        5,811        (1,266)
        Accrued expenses and other current liabilities       (2,473)        9,879        (1,412)
        Post-retirement health care ..................           72            14           593
        Other ........................................        3,649          (160)       (3,988)
                                                           --------      --------      --------

Net cash provided by operating activities ............     $ 54,675      $ 68,605      $ 29,155
                                                           --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures .............................     ($47,851)     ($20,900)     ($ 4,337)
    (Increase) decrease in Parent receivable .........       (3,505)        1,508        (4,914)
    Proceeds from sale of barge building facility ....           --            --        11,155
    Proceeds from other asset dispositions ...........        1,548         3,561         1,293
                                                           --------      --------      --------

Net cash provided by (used in) investing activities ..     ($49,808)     ($15,831)     $  3,197

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt ......................     ($ 7,288)     ($ 3,575)     ($11,302)
    Cash dividends paid to Parent ....................      (22,948)      (27,559)      (17,050)
    Other ............................................         (268)           --            --
                                                           --------      --------      --------

Net cash used in financing activities ................     ($30,504)     ($31,134)     ($28,352)
                                                           --------      --------      --------

Net increase (decrease) in cash and cash equivalents .     ($25,637)     $ 21,640      $  4,000
                                                           --------      --------      --------

Cash and cash equivalents at beginning of period .....       25,728         4,088            88
                                                           --------      --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........     $     91      $ 25,728      $  4,088
                                                           ========      ========      ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest, net of amounts capitalized ............     $ 14,167      $ 14,629      $ 15,617
     Income taxes ....................................     $ 17,450      $ 17,087      $ 13,882

   The accompanying notes are an integral part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


(1)         SIGNIFICANT ACCOUNTING POLICIES

Midland Enterprises Inc. (the "Company") is a wholly-owned subsidiary of Eastern Enterprises ("Eastern") of Weston, Massachusetts. The Company's principal business is barge transportation of bulk commodities on the Ohio and Mississippi Rivers and their tributaries. The major commodity transported is coal, which accounts for nearly two thirds of the Company's tonnage, the majority of which is transported to various electric utilities in the eastern half of the United States. The Company also provides bulk terminalling and shipyard repair services at select locations which accounts for approximately 10% of its consolidated revenues. A substantial amount of the Company's revenues relate to spot or annual contracts for transportation and terminalling. Approximately one third of the Company's revenues are derived from multi-year transportation and terminalling contracts. No customer, or group of customers under common control, accounted for 10% or more of the total revenues in 1996, 1995 or 1994.

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

            (b) Transactions with Parent - Parent receivables represent advances to Eastern which bear interest at the applicable Federal rate as defined in the Internal Revenue Code: 5.75% at December 31, 1996, 6.4% at December 31, 1995, and 5.75% at December 31, 1994. The Company was also charged a corporate overhead allocation from its parent computed on several factors including direct corporate management time, revenues, capitalization and employees, which management believes is a reasonable method of allocation.

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

            (i) Impairment of Long-lived Assets - The recoverability of long-lived assets is evaluated by the Company on a continuing basis. In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Based on such evaluations, there were no impairment charges in 1996.


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

The net pension cost for these plans and agreements charged to income was as follows:


                                                                            1996         1995          1994
                                                                           -------      -------      -------
                                                                                     (000 OMITTED)
                                                                          ----------------------------------

Company-administered plans                                                 $     4      $    86      $   374
Multi-employer union retirement and welfare plans                              293          294          309
                                                                           -------      -------      -------

TOTAL NET PENSION COST                                                     $   297      $   380      $   683
                                                                           =======      =======      =======

The net pension cost for Company-administered plans consisted of:

                                                                            1996         1995         1994
                                                                           -------      -------      -------
                                                                                      (000 OMITTED)
                                                                           ---------------------------------

Service cost                                                               $ 1,318      $ 1,280      $ 1,518
Interest cost on projected benefit obligation                                2,021        1,821        1,661
Actual return on plan assets                                                (4,543)      (7,094)      (1,551)
Net amortization and deferral                                                1,208        4,079       (1,254)
                                                                           -------      -------      -------
       TOTAL NET PENSION COST                                              $     4      $    86      $   374
                                                                           =======      =======      =======

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


 (2)     RETIREMENT AND EMPLOYEE BENEFIT PLANS (CONTINUED)

The assumptions used to determine the annual pension expense and the projected benefit obligation at the end of the year were as follows:


                                                  1996                1995                 1994
                                                ----------          ----------          -----------

Assumed discount rate                               7.5%               7.5%                7.5%
Assumed rate of compensation increase               4.8%               4.8%                5.0%
Expected rate of return on plan assets              8.5%               8.5%                8.5%

In 1996, the Company, in compliance with the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," recorded an unfunded accumulated benefit obligation of $412,597, net of a tax benefit of $144,409, against retained earnings.

During 1995, the Company settled portions of its defined benefit pension obligation through the purchase of annuity contracts from insurance companies. In compliance with the provisions of Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans," the Company recognized a pre-tax gain of $215,968.

The following table sets forth the funded status of the Company-administered plans and amounts recognized in the consolidated balance sheets as of December 31, 1996 and 1995 respectively, utilizing actuarial measurement dates as of October 1, 1996 and 1995:


                                                         1996           1995
                                                       --------      --------
                                                             (000 OMITTED)
Actuarial present value of benefit obligations:
       Accumulated benefit obligations, including:
              Vested benefits                          $ 19,120      $ 17,107
              Non-vested benefits                         2,502         2,532
                                                       --------      --------
                                                       $ 21,622      $ 19,639
       Effect of future salary increases                  4,961         4,368
                                                       --------      --------

Projected benefit obligations for services
       rendered to date                                $ 26,583      $ 24,007
                                                       ========      ========

Plan assets at fair value, primarily listed
       stocks and bonds                                $ 45,929      $ 42,215
Less - Projected benefit obligations                     26,583        24,007
                                                       --------      --------

Excess of plan assets over projected benefit
       obligations                                     $ 19,346      $ 18,208
Unrecognized net obligation at December 31, 1985
       amortized over 13 - 15 years                        (228)         (299)
Unrecognized net actuarial gain                          (7,272)       (6,013)
Unrecognized prior service cost                           1,491           829
Amounts contributed to plans during fourth quarter           26            26
Unfunded accumulated benefits                              (730)          (78)
                                                       --------      --------

       NET PENSION ASSETS                              $ 12,633      $ 12,673
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

In October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation", which indicates companies may recognize expense for stock-based awards based on their fair value on the date of grant or, at a minimum, requires pro forma earnings disclosures. Certain of the Company's executives participate in an Eastern stock option plan. The SFAS No. 123 pro forma effect for 1996 and 1995 is immaterial to the Company's consolidated financial statements.

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

The net post-retirement benefit cost of these plans and agreements charged to expense was as follows:


                                                                        DECEMBER 31
                                                      ---------------------------------------------
                                                         1996              1995            1994
                                                      -----------       -----------     -----------
                                                                       (000 OMITTED)

Service cost                                           $   113            $  126          $  160
Interest cost on accumulated benefit obligation            852               733             591
Net amortization and deferral                               71                51            (126)
                                                      ===========       ===========     ===========
       Net periodic post-retirement benefit costs      $ 1,036            $  910          $  625
                                                      ===========       ===========     ===========


The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets as of December 31, 1996 and 1995 (using a measurement date of October 1, 1996 and 1995):


                                                                DECEMBER 31
                                                     ----------------------------------
                                                        1996                  1995
                                                               (000 OMITTED)

Accumulated benefit obligation:
       Retirees                                       $   9,134             $   8,233
       Fully eligible plan participants                   2,008                 1,411
       Other active plan participants                     1,649                 2,250
                                                     ------------          ------------
                                                       $ 12,791              $ 11,894
Plan assets at fair value                                     -                     -
                                                     ------------          ------------
Accumulated benefit obligation in excess of
       plan assets                                     $ 12,791              $ 11,894
Unrecognized net (loss)/gain                             (5,531)               (4,869)
Unrecognized prior service cost                           1,538                 1,701
                                                     ============          ============
Post-retirement health care reserve                   $   8,798             $   8,726
                                                     ============          ============

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)      POST-RETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED)

The weighted average discount rate used in determining the accumulated benefit obligation was 7.5%. A 9% and 10% increase in cost of covered health care benefits has been assumed for 1996 and 1995, respectively. This rate of increase is assumed to drop gradually to 5% after 4 years. A one percentage point increase in the assumed health care cost trend would have increased the net periodic post-retirement benefit cost by $61,000 in 1996 and $60,000 in 1995 and the accumulated post-retirement benefit obligation by $792,000 and $772,000 in 1996 and 1995, respectively.

(4)      LONG-TERM OBLIGATIONS AND CREDIT AGREEMENTS

         (a)      Long-term debt consists of the following:



                                                                  DECEMBER 31
                                                          -------------------------
                                                              1996          1995
                                                          -----------    ----------
                                                                 (000 OMITTED)

First Preferred Ship Mortgage Bonds -

       9.9% Series, payable in annual amounts of
              $5,000,000 beginning in 1999 to 2008          $  50,000      $  50,000
       8.1%-9.85% Medium Term Notes, Series A,
              due 2002-2012                                    68,000         71,000
                                                            ---------      ---------
                    Total Mortgage Bonds                    $ 118,000      $ 121,000
                                                            ---------      ---------

Obligations under Capital Leases and Other -

       BA Leasing & Capital Corporation (Successor
              to Wells Fargo Leasing Corporation)           $   5,146      $   6,230
       Security Pacific Equipment Leasing, Inc.                12,397         14,299
       Westinghouse Credit Corporation                          7,358          8,410
       Other (including unamortized debt discount)               (746)          (812)
                                                            ---------      ---------

                                                            $  24,155      $  28,127
                                                            ---------      ---------
Less:
       Current portion of long-term debt included above     $   3,986      $   3,684
       Monies on deposit (d)                                      856            540
                                                            ---------      ---------
                                                            $   4,842      $   4,224
                                                            ---------      ---------

              TOTAL LONG-TERM DEBT                          $ 137,313      $ 144,903
                                                            =========      =========

The First Preferred Ship Mortgage Bonds and obligations under capital leases are secured by approximately half of the Company's towboats and barges and by assignment of rentals for that equipment payable to the Company by its subsidiaries.

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

Secured Funded Debt (all terms as defined in the applicable indenture). Under these agreements, $24,864,000 of retained earnings at December 31, 1996 are available for additional dividends to Eastern.

Included in obligations under capital leases is $24,901,000 of barge lease obligations having a weighted average interest rate of 10%. Minimum lease payments under these agreements are due in installments through 2003; principal payments due for the next five years amount to $3,986,000 in 1997, $4,390,000 in 1998, $4,836,000 in 1999, $5,328,000 in 2000, and $4,281,000 in 2001.

         (b)      Credit Agreements

Eastern maintains a credit agreement with a group of banks which provides for the borrowing by Eastern and certain subsidiaries of up to $100,000,000 at any time through December 31, 1999. The Company's maximum available borrowings under the credit agreement are $50,000,000. The agreement requires a facility fee of 1/8 of 1% of the commitment. During 1996 and at December 31, 1996, the Company had no borrowings outstanding under this agreement. The interest rate for borrowings is the agent bank's prime rate or, at borrower's option, various alternatives.

         (c)      Consolidated Five Year Sinking Funds and Maturities

The aggregate annual sinking fund requirements and current maturities of long-term debt, including capital leases, for the next five years amount to $3,986,000 in 1997, $4,390,000 in 1998, and $9,836,000 in 1999, $10,328,000 in
2000, and $9,281,000 in 2001.

         (d)       Deposited Monies

Monies on deposit with trustee are netted against long-term debt. In accordance with the provision of certain bond indentures, these amounts represent deposits with the bond trustee for the equipment mortgaged under the bond indenture and subsequently retired from service. It is the Company's intention to repurchase its own bonds with these funds to be used for sinking fund requirements.


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

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 (5)     INCOME TAXES (CONTINUED)

The following is a summary of the provision for income taxes:


                                                YEARS ENDED DECEMBER 31,
                                          --------------------------------
                                           1996        1995        1994
                                          -------     -------     --------
                                                   (000 OMITTED)

Current:
       Federal                            $16,071     $15,569      $12,446
       State                                1,035       1,027          222
                                          -------     -------     --------
              Total Current Provision     $17,106     $16,596      $12,668

Deferred:
       Federal                                460         765       (3,863)
       State                                   --         230           --
                                          -------     -------     --------
       Total Deferred Provision               460         995       (3,863)
                                          -------     -------     --------

              Total Provision             $17,566     $17,592       $8,805
                                          =======     =======     ========

The following reconciles the statutory U.S. Federal Income Tax provision to the recorded income tax provision:


                                                   YEARS ENDED DECEMBER 31,
                                             --------------------------------------
                                               1996            1995          1994
                                             --------       --------       -------
                                                         (000 OMITTED)

Statutory rate                                     35%            35%           35%
Computed provision for income taxes
        at statutory Federal rate             $16,857        $16,850        $8,705
Increase (decrease) from statutory
        rate resulting principally from:
    State Taxes, net of Federal benefit           673            817           144
    Nondeductible expenses                         40             53            53
    Non Taxable Interest                         (126)          (128)           --
    Other, net                                    122             --           (97)
                                             --------       --------       -------
Provision for Income Taxes                    $17,566        $17,592        $8,805
                                             ========       ========       =======

Significant items making up deferred tax liabilities and deferred tax assets including amounts classified as current, as of December 31, 1996 and 1995, are as follows:

                                                       1996         1995
                                                    --------      --------
                                                         (000 OMITTED)
Assets:
    Post-retirement benefits                        $  2,989      $  3,027
    Other                                              7,859         7,324
                                                    --------      --------

        Total Deferred Tax Assets                   $ 10,848      $ 10,351

Liabilities:
    Accelerated depreciation                         (58,836)      (57,744)
    Other                                             (6,092)       (7,235)
                                                    --------      --------

        Total Deferred Tax Liabilities              $(64,928)     $(64,979)
                                                    --------      --------

             TOTAL DEFERRED TAXES                   $(54,080)     $(54,628)
                                                    ========      ========

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



(6)      PROPERTY AND EQUIPMENT

         (a) Depreciation and Amortization - Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment which range from 2 to 40 years. Depreciation and amortization as a percentage of average depreciable assets was 3.7% in 1996 and 4.0% in 1995, respectively.

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


(7)      COMMITMENTS

The Company has entered into a purchase commitment for new hopper barges to be delivered during 1997 and into the first quarter of 1998 totaling approximately $40 million.

The Company and its subsidiaries lease certain facilities, vessels and equipment under long-term operating leases which expire on various dates through 2010. The minimum rental commitment for noncancelable operating leases at December 31, 1996 is as follows:

                                                        MINIMUM
YEARS ENDING                                         ANNUAL RENTAL
                                                     (000 OMITTED)

     1997                                              $  3,224
     1998                                                 1,896
     1999                                                 1,521
     2000                                                 1,332
     2001 - 2010                                          6,724
                                                      ---------

     Total                                             $ 14,697
                                                       ========


(8)               SIGNIFICANT CUSTOMERS

None of the subsidiaries' customers accounted for more than 10% of the Company's total consolidated operating revenues in 1996, 1995 or 1994.

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

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 are as follows:


                                      CARRYING                   FAIR
                                       AMOUNT                   VALUE
                                    --------------          ---------------


DECEMBER 31, 1996

Long-term debt                        $116,398                  $137,940

DECEMBER 31, 1995

Long-term debt                        $119,649                  $141,365


(10)     UNAUDITED INTERIM FINANCIAL INFORMATION

The following table summarizes the Company's reported unaudited consolidated quarterly results of operations for the years ended December 31, 1996 and 1995.


                       MAR. 31     JUNE 30    SEPT. 30     DEC. 31
                       -------     -------    --------     -------


1996

Revenues               $75,879     $77,000     $74,497     $74,504

Operating Earnings     $14,011     $15,612     $14,663     $14,129

Net Earnings           $ 7,377     $ 8,086     $ 7,791     $ 7,343
                       =======     =======     =======     =======


1995

Revenues               $72,727     $69,261     $76,486     $77,865

Operating Earnings     $15,300     $12,543     $15,725     $14,259

Net Earnings           $ 8,133     $ 6,572     $ 8,759     $ 4,095
                       =======     =======     =======     =======

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




(11)     EXTRAORDINARY ITEM - COAL MINERS RETIREE HEALTH CARE

In 1993, Midland's Parent, Eastern Enterprises ("Parent"), received notice from the Social Security Administration claiming that the Parent is responsible for health care and death benefit premiums for a certain group of retired coal miners and their beneficiaries under the federal Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act"). In 1995 and 1996, the Parent received further notices from the Social Security Administration for an additional group of retired coal miners and their beneficiaries. In 1993 and 1995, the Parent recorded extraordinary charges to provide for its estimated undiscounted obligations under the Coal Act with respect to the retired coal miners and their beneficiaries assigned to the Parent as discussed in the Parent's 1996 Annual Report. A portion of the assignments to the Parent is allegedly due to the Parent's relationship to a predecessor entity of Midland which is no longer in business.

Currently, the Parent's constitutional challenge to the Coal Act is pending in the First Circuit Court of Appeals, the constitutionality of the Coal Act having been upheld at the federal district court level. The Parent has asserted a claim against Peabody Holding Company, Inc. ("Peabody"), to which the Parent sold its coal subsidiaries in 1987, that any liabilities under the Coal Act should be borne by Peabody and such subsidiaries. The Parent has posted security to delay payment of premiums pending the final outcome of its constitutional challenge. The Parent is also aware of several other lawsuits challenging the constitutionality of the Coal Act.

In 1995, Midland recorded a reserve of $4,600,000 ($2,990,000 after-tax) in the fourth quarter of 1995 to provide for its estimated undiscounted obligations under the Coal Act. This after-tax amount of $2,990,000 was properly reflected as an extraordinary item. No additional reserve was recorded for 1996, as the impact of the additional notices received in 1996 was offset by a decrease in the estimated rate of medical inflation. As of December 31, 1996 and 1995, $1.1 million and $.9 million, respectively, of this reserve is included in Other current liabilities. Midland's obligation could range from a nominal amount to more than $8 million depending on the outcome of challenges to the constitutionality of the Coal Act or other factors including administrative review of assigned individuals, the availability of transfers from the Abandoned Mine Reclamation Fund to pay for the health care premiums of unassigned miners and their beneficiaries, the setting of premiums, medical inflation rates, Medicare reimbursements, other changes in government health care programs, and possible changes in the terms of, or repeal of, the Coal Act.

                                                                     SCHEDULE II

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                 VALUATION AND QUALFYING ACCOUNTS AND RESERVES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                                 (000 OMITTED)


                                                             ADDITIONS        DEDUCTIONS
                                                       -------------------   --------------
                                                                                Charges
                                                                                for which
                                           Balance     Charged     Charged      Reserves      Balance
                                          Beginning     Costs &    to Other      Were         End of
                                           Of Year     Expenses    Accounts     Created        Year
                                           -------     -------     -------      --------      -------

1996
----

Allowances and reserves deducted
  from assets-
    Allowance for doubtful accounts           $685          --          --            --         $685
                                           =======     =======     =======      ========      =======

Reserves included in liabilities -
    Reserve for environmental expenses       1,051          --         (17)         (119)         915
    Reserve for insurance claims            13,037       6,596       1,972        (9,724)      11,881
    Reserve for post-retirement
        health care                          8,727       1,036          --          (965)       8,798
    Reserve for employee benefits            3,339       6,570          --        (5,069)       4,840
    Reserve for coal miners retiree
        health care                          4,600          --          --            --        4,600
                                           -------     -------     -------      --------      -------
        TOTAL OTHER RESERVES               $30,754     $14,202      $1,955      ($15,877)     $31,034
                                           =======     =======     =======      ========      =======

1995
----

Allowances and reserves deducted
  from assets-
    Allowance for doubtful accounts           $469        $268          --          ($52)        $685
                                           =======     =======     =======      ========      =======

Reserves included in liabilities -
    Reserve for environmental expenses         754          --         297            --        1,051
    Reserve for insurance claims             8,809       8,063       5,876        (9,711)      13,037
    Reserve for post-retirement
        health care                          8,713         910          --          (896)       8,727
    Reserve for employee benefits            2,292       6,177         240        (5,370)       3,339
    Reserve for coal miners retiree
        health care                             --       4,600          --            --        4,600
                                           -------     -------     -------      --------      -------
        TOTAL OTHER RESERVES               $20,568     $19,750      $6,413      ($15,977)     $30,754
                                           =======     =======     =======      ========      =======

1994
----

Allowances and reserves deducted
  from assets-
    Allowance for doubtful accounts           $428         $32          --            $9         $469
                                           =======     =======     =======      ========      =======

Reserves included in liabilities -
    Reserve for environmental expenses         841         175          --          (262)         754
    Reserve for insurance claims             8,285       5,904       2,127        (7,507)       8,809
    Reserve for post-retirement
        health care                          9,306         625          --        (1,218)       8,713
    Reserve for employee benefits            2,563       6,129         148        (6,548)       2,292
                                           -------     -------     -------      --------      -------
        TOTAL OTHER RESERVES               $20,995     $12,833      $2,275      ($15,535)     $20,568
                                           =======     =======     =======      ========      =======