Form 10-Q
period 1997-03-31
MIDLAND ENTERPRISES INC /DE/
filed 1997-04-28
CIK 66029

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  March 31, 1997
                   --------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________ to_______________________

Commission File Number 2-39895
                      --------

                         MIDLAND ENTERPRISES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                            04-2284434
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)

300 PIKE STREET, CINCINNATI, OHIO                                       45202
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip code)

Registrant's telephone number, including area code        513-721-4000
                                                  -----------------------------

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

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

   (1)  ACCOUNTING POLICIES

   It is Midland's opinion that the financial information contained in this report reflects all adjustments necessary to present a fair statement of the results for the periods reported, but such results are not necessarily indicative of results to be expected for the year, due to the somewhat seasonal nature of Midland's operations. All such adjustments were of a normal, recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein when read with the annual report for 1996 filed on Form 10-K are adequate to make the information presented not misleading.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                    -----------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                                                                      (000 Omitted)
                                                       ------------------------------------------
                                                                   For the Three Months Ended
                                                       ------------------------------------------
                                                           March 31,                  March 31,
                                                             1997                       1996
                                                       -----------------          ---------------

OPERATING REVENUES                                         $ 64,382                 $ 75,879
                                                           --------                 --------

OPERATING COSTS AND EXPENSES:
      Operating Expenses                                   $ 46,526                 $ 48,297
      Depreciation and amortization                           5,656                    5,562
      Selling, general & administrative expenses              2,506                    2,814
      Overhead allocation from Parent                           725                      750
      Taxes, other than income                                3,541                    4,445
                                                           --------                 --------

                                                           $ 58,954                 $ 61,868
                                                           --------                 --------

OPERATING EARNINGS                                         $  5,428                 $ 14,011
                                                           --------                 --------

OTHER INCOME (EXPENSE):
      Interest income from Parent                          $  1,017                 $    870
      Interest income other                                      10                      343
      Gain (Loss) on sale of assets
          and other, net                                        (53)                     (12)
                                                           --------                 --------

                                                           $    974                 $  1,201
                                                           --------                 --------

INTEREST EXPENSE:
      Long-term debt                                       $  3,413                 $  3,575
      Other, including amortization of
           debt expense                                          44                       99
                                                           --------                 --------

                                                           $  3,457                 $  3,674
                                                           --------                 --------

Earnings before income taxes                               $  2,945                 $ 11,538

Provision for Income taxes                                      819                    4,161
                                                           --------                 --------

NET EARNINGS                                               $  2,126                 $  7,377
                                                           ========                 ========

             The accompanying notes are an integral part of these
                            financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                    -----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                     (000 Omitted)
                                                              -------------------------------------------------------
                                                                 March 31,          Dec. 31,                March 31,
                                                                  1997                1996                    1996
                                                              ------------     --------------          --------------
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                             $    960              $     91              $ 26,553
         Receivables -
                 Trade, net                                      14,563                16,728                22,710
                 Parent                                          73,663                63,863                64,192
                 Other                                            1,564                 2,761                 6,063
         Materials, supplies & fuel                               8,328                 8,176                 8,059
         Prepaid expenses                                         1,086                 2,028                 1,232
                                                               --------              --------              --------

TOTAL CURRENT ASSETS                                           $100,164              $ 93,647              $128,809
                                                               --------              --------              --------


PROPERTY AND EQUIPMENT, AT COST                                $625,132              $629,560              $595,839
         Less-Accumulated depreciation                          324,101               323,120               309,715
                                                               --------              --------              --------

NET PROPERTY AND EQUIPMENT                                     $301,031              $306,440              $286,124
                                                               --------              --------              --------


OTHER ASSETS:
         Deferred pension charges                              $ 13,845              $ 13,587              $ 12,801
         Other                                                    4,069                 4,117                 4,650
                                                               --------              --------              --------

TOTAL OTHER ASSETS                                             $ 17,914              $ 17,704              $ 17,451
                                                               --------              --------              --------

TOTAL ASSETS                                                   $419,109              $417,791              $432,384
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

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                    -----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                 (000 OMITTED)
                                                             ----------------------------------------------
                                                                MARCH 31,         DEC. 31,        MARCH 31,
                                                                  1997              1996            1996
                                                             ------------        ----------      ---------

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
         Current portion of long - term debt                    $  4,079        $  3,986        $  3,703
         Accounts payable trade                                    9,626          11,224          13,203
         Reserve for insurance claims                             13,289          11,881          16,292
         Interest payable                                          6,839           4,062           7,045
         Taxes payable                                             4,404           5,242          10,009
         Accrued expenses                                          5,048           5,617           5,288
         Other current liabilities                                 9,419           9,851          11,400
                                                                --------        --------        --------

TOTAL CURRENT LIABILITIES                                       $ 52,704        $ 51,863        $ 66,940
                                                                --------        --------        --------

LONG-TERM DEBT                                                  $136,081        $137,313        $143,421
                                                                --------        --------        --------

RESERVES AND DEFERRED CREDITS:
         Deferred income taxes                                  $ 56,099        $ 54,594        $ 53,882
         Unamortized investment tax credits                        2,870           2,999           3,382
         Post-retirement health care                               8,789           8,798           8,790
         Coal miners retiree health care                           3,450           3,500           3,650
         Other reserves                                            2,298           2,437           1,569
                                                                --------        --------        --------

TOTAL RESERVES AND DEFERRED CREDITS                             $ 73,506        $ 72,328        $ 71,273
                                                                --------        --------        --------

STOCKHOLDER'S EQUITY:
         Common stock, $100 par value -
            Authorized - 1,000 shares
            Shares issued & outstanding - 15 1/2 shares         $      1        $      1        $      1
         Capital in excess of par value                           52,519          52,519          52,519
         Retained earnings                                       104,298         103,767          98,230
                                                                --------        --------        --------

TOTAL STOCKHOLDER'S EQUITY                                      $156,818        $156,287        $150,750
                                                                --------        --------        --------


TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                      $419,109        $417,791        $432,384
                                                                ========        ========        ========


              The accompanying notes are an integral part of these
                              financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                    -----------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------


                                                                                            (000 Omitted)
                                                                              ------------------------------------------
                                                                                     For the Three Months Ended
                                                                                 March 31                 March 31
                                                                                   1997                     1996
                                                                              ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                              $  2,126              $  7,377
     Adjustments to reconcile net earnings to
           net cash provided by operating activities:
           Depreciation and amortization                                           5,656                 5,562
           Deferred and current income taxes                                         738                 3,920
           Net (gain) loss on sale of assets                                           4                     1
           Other changes in assets and liabilities:
                Trade and other receivables                                        2,165                 2,320
                Materials, supplies & fuel                                          (152)                  (82)
                Accounts payable                                                  (1,598)               (4,313)
                Accrued expenses and other current liabilities                     3,063                 6,224
                Other                                                              1,585                  (461)
                                                                                --------              --------

Net Cash Provided by Operating Activities                                       $ 13,587              $ 20,548
                                                                                --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                      $   (907)             $ (9,756)
      Increase in Parent receivable                                               (9,800)               (3,834)
      Proceeds from asset dispositions                                               722                   882
                                                                                --------              --------

Net Cash Used in Investing Activities                                           $ (9,985)             $(12,708)
                                                                                --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of long-term debt                                               $ (1,139)             $ (1,482)
      Cash dividends paid to Parent                                               (1,594)               (5,533)
                                                                                --------              --------

Net Cash Used in Financing Activities                                           $ (2,733)             $ (7,015)
                                                                                --------              --------

Net Increase in Cash and Cash Equivalents                                       $    869              $    825

Cash and Cash Equivalents at Beginning of Period                                      91                25,728
                                                                                --------              --------

Cash and Cash Equivalents at End of Period                                      $    960              $ 26,553
                                                                                ========              ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest, net of amounts capitalized                                      $    620              $    724
      Income taxes                                                              $     80              $    371


              The accompanying notes are an integral part of these
                              financial statements.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Extremely poor operating conditions, the expiration of coal transportation contracts and weaker demand for transportation services decreased revenues and operating earnings by $11.5 million and $8.6 million, respectively, in the first quarter of 1997, as compared to the record levels of 1996.

In contrast to moderate flooding in 1996, the Ohio River, a key operating area of the Company, sustained thirty-year record flood levels in March of 1997. Segments of the river were closed at various times which significantly affected production and operating costs. Similar conditions affected operations on the Mississippi River and its other tributaries. Continued flooding on the Mississippi River is expected during the second quarter. In addition, operating costs were impacted by fuel prices which averaged 19% higher than in 1996.

Industry demand for transportation services remained soft, continuing the weakness experienced in the second half of 1996. Additionally, Midland did not renew several expiring multi-year utility coal contracts in 1996. Available replacement tonnage was not fully offsetting, both in terms of volume and pricing.

As a result of the operating and market issues discussed above, tonnage and ton miles declined 18.1% and 13.8%, respectively, from 1996 levels. Total coal tonnage declined 23.2%, with multi-year contract coal tonnage down 29.0%. Non-coal tonnage and ton miles declined 8.6% and 7.1%, respectively, as compared with 1996, primarily reflecting decreases in coke, ores and towing for others.

Reflecting the lower operating earnings discussed above, offset slightly by a favorable adjustment made to the Company's state tax reserves, net earnings for the first quarter of 1997 declined $5.3 million as compared to last year.

OTHER

In April, 1997, the First Circuit Court of Appeals affirmed the District Court's decision upholding the constitutionality of the Coal Industry Retiree Health Benefit Act of 1992 as it applies to Midland's Parent, Eastern Enterprises ("Parent"). The Parent is considering filing an appeal of this decision to the U.S. Supreme Court.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures, debt repayments, and dividends and advances to parent were funded from cash provided by operating activities in the first quarter of 1997. For 1997, planned capital expenditures are estimated at $31 million, the majority of which pertains to purchase commitments for new dry cargo barges. These purchases will be funded with cash provided from operations and from the receivable with parent.

                           PART II. OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
            ---------------------------------

       (a)  Exhibit 27   -   Financial Data Schedule

       (b)  Reports on Form 8-K
            -------------------

             There were no reports on Form 8-K filed in the first quarter of 1997.

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

                                      MIDLAND ENTERPRISES INC.

                                      BY:     R. L. DOETTLING
                                              ---------------------------------
                                              R. L. DOETTLING
                                              SENIOR VICE PRESIDENT
                                              FINANCE AND ADMINISTRATION;
                                              PRINCIPAL FINANCIAL OFFICER
                                              AND DULY AUTHORIZED OFFICER

   DATE:  APRIL 28, 1997