Form 10-Q
period 1997-06-30
MIDLAND ENTERPRISES INC /DE/
filed 1997-07-28
CIK 66029

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1997

              or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

Commission File Number 2-39895


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

                MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS
                              JUNE 30, 1997


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

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                    -----------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                                                               (000 OMITTED)

                                         FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                         --------------------------     ------------------------
                                            JUNE 30,     JUNE 30,        JUNE 30,      JUNE 30,
                                              1997         1996            1997          1996
                                            --------     --------        --------      --------
OPERATING REVENUES                          $68,113      $77,000         $132,495      $152,879
                                            -------      -------         --------      --------

OPERATING COSTS AND EXPENSES:
      Operating Expenses                    $46,323      $47,873           92,849      $ 96,170
      Depreciation and amortization           5,667        5,486           11,323        11,048
      Selling, general & administrative       2,880        2,980            5,386         5,794
      Overhead allocation from Parent           725          750            1,450         1,500
      Taxes, other than income                3,415        4,299            6,956         8,744
                                            -------      -------         --------      --------

                                            $59,010      $61,388         $117,964      $123,256
                                            -------      -------         --------      --------

OPERATING EARNINGS                          $ 9,103      $15,612         $ 14,531      $ 29,623
                                            -------      -------         --------      --------

OTHER INCOME (EXPENSE):
      Interest income from Parent           $ 1,034      $   795         $  2,051         1,665
      Interest income other                       4          317               14           661
      Gain (Loss) on sale of assets
          and other, net                        (44)        (436)             (97)         (453)
                                            -------      -------         --------      --------

                                            $   994      $   676         $  1,968      $  1,873
                                            -------      -------         --------      --------

INTEREST EXPENSE:
      Long-term debt                        $ 3,406      $ 3,555            6,819      $  7,130
      Other, including amortization
           of debt expense                       51           79               95           174
                                            -------      -------         --------      --------

                                            $ 3,457      $ 3,634         $  6,914      $  7,304
                                            -------      -------         --------      --------

Earnings before income taxes                $ 6,640      $12,654         $  9,585      $ 24,192

Provision for Income taxes                    2,365        4,568            3,184         8,729
                                            -------      -------         --------      --------

NET EARNINGS                                $ 4,275      $ 8,086         $  6,401      $ 15,463
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

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                    -----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                     (000 OMITTED)
                                           ----------------------------------
                                           JUNE 30,     DEC. 31,     JUNE 30,
                                             1997         1996         1996
                                           --------     --------     --------
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents         $     58     $     91     $ 20,557
         Receivables -
                 Trade, net                  17,016       16,728       19,382
                 Parent                      73,576       63,863       55,841
                 Other                        1,325        2,761        3,697
         Materials, supplies & fuel           7,992        8,176        7,755
         Prepaid expenses                     1,081        2,028        2,818
                                           --------     --------     --------

TOTAL CURRENT ASSETS                       $101,048     $ 93,647     $110,050
                                           --------     --------     --------


PROPERTY AND EQUIPMENT, AT COST            $623,720     $629,560     $609,723
         Less-Accumulated depreciation      327,255      323,120      314,909
                                           --------     --------     --------

NET PROPERTY AND EQUIPMENT                 $296,465     $306,440     $294,814
                                           --------     --------     --------


OTHER ASSETS:
         Deferred pension charges          $ 13,845     $ 13,587     $ 12,801
         Other                                3,857        4,117        4,400
                                           --------     --------     --------

TOTAL OTHER ASSETS                         $ 17,702     $ 17,704     $ 17,201
                                           --------     --------     --------

TOTAL ASSETS                               $415,215     $417,791     $422,065
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

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                    -----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                              (000 OMITTED)
                                                    ----------------------------------
                                                    JUNE 30,     DEC. 31,     JUNE 30,
                                                      1997         1996         1996
                                                    --------     --------     --------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
            Current portion of long - term debt     $  4,183     $  3,986     $  3,797
            Accounts payable trade                    10,043       11,224       14,916
            Reserve for insurance claims              13,326       11,881       13,356
            Interest payable                           4,009        4,062        4,113
            Taxes payable                              1,518        5,242        5,639
            Accrued expenses                           4,888        5,617        5,496
            Other current liabilities                  9,707        9,851       11,025
                                                    --------     --------     --------

TOTAL CURRENT LIABILITIES                           $ 47,674     $ 51,863     $ 58,342
                                                    --------     --------     --------

LONG-TERM DEBT                                      $135,084     $137,313     $139,378
                                                    --------     --------     --------

RESERVES AND DEFERRED CREDITS:
            Deferred income taxes                   $ 57,552     $ 54,594     $ 54,346
            Unamortized investment tax credits         2,747        2,999        3,254
            Post-retirement health care                8,763        8,798        8,765
            Coal miners retiree health care            3,400        3,500        3,600
            Other reserves                             2,108        2,437        1,609
                                                    --------     --------     --------

TOTAL RESERVES AND DEFERRED CREDITS                 $ 74,570     $ 72,328     $ 71,574
                                                    --------     --------     --------

STOCKHOLDER'S EQUITY:
            Common stock, $100 par value -
               Authorized - 1,000 shares
               Shares issued  - 15 1/2 shares       $      1     $      1     $      1
            Capital in excess of par value            52,519       52,519       52,519
            Retained earnings                        105,367      103,767      100,251
                                                    --------     --------     --------

TOTAL STOCKHOLDER'S EQUITY                          $157,887     $156,287     $152,771
                                                    --------     --------     --------


TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $415,215     $417,791     $422,065
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

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                    -----------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                        (000 OMITTED)
                                                                  ------------------------
                                                                  FOR THE SIX MONTHS ENDED
                                                                   JUNE 30,      JUNE 30,
                                                                     1997          1996
                                                                   --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
      Net earnings                                                 $  6,401      $ 15,463
      Adjustments to reconcile net earnings to
           net cash provided by operating activities:
           Depreciation and amortization                             11,323        11,048
           Deferred and current income taxes                           (730)         (432)
           Net (gain) loss on sale of assets                             40             1
           Other changes in assets and liabilities:
                Trade and other receivables                            (288)        5,648
                Materials, supplies & fuel                              184           222
                Accounts payable                                     (1,181)       (2,600)
                Accrued expenses and other current liabilities          484           685
                Other                                                 1,537           593
                                                                   --------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          $ 17,770      $ 30,628
                                                                   --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
      Capital expenditures                                         $ (2,363)     $(24,328)
      Decrease (Increase) in Parent receivable                       (9,713)        4,517
      Proceeds from asset dispositions                                1,106         1,135
                                                                   --------      --------

NET CASH USED IN INVESTING ACTIVITIES                              $(10,970)     $(18,676)
                                                                   --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
      Repayment of long-term debt                                  $ (2,032)     $ (5,525)
      Cash dividends paid to Parent                                  (4,801)      (11,598)
                                                                   --------      --------

NET CASH USED IN FINANCING ACTIVITIES                              $ (6,833)     $(17,123)
                                                                   --------      --------

Net Increase in Cash and Cash Equivalents                          $    (33)     $ (5,171)

Cash and Cash Equivalents at Beginning of Period                         91        25,728
                                                                   --------      --------

Cash and Cash Equivalents at End of Period                         $     58      $ 20,557
                                                                   ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------
Cash paid during the period for:
      Interest, net of amounts capitalized                         $  6,839      $  7,236
      Income taxes                                                 $  3,575      $  9,187

                     The accompanying notes are an integral
                      part of these financial statements.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                    AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
----------------------

Weak demand for transportation services and the expiration of coal transportation contracts negatively impacted revenues, with declines of 12% and 13% for the second quarter and first half of 1997, respectively. In addition, periodic high water conditions on the Mississippi River in the second quarter, coupled with record Ohio River flooding in the first quarter, combined to raise operating costs and lower productivity for the first half of 1997. As a result, operating earnings declined from the record second quarter and record first half of 1996 by $6.5 million and $15.1 million, respectively.

Industry demand for transportation services remained soft, continuing the weakness begun in the second half of 1996. Additionally, Midland did not renew several expiring multi-year utility coal contracts in 1996. Available replacement tonnage was not offsetting, both in terms of volume and pricing.

As a result of the operating and market issues discussed above, ton miles declined 11% and 12%, respectively, from the second quarter and first half of 1996. Coal tonnage declined 22% the first half of 1997, due entirely to shortfalls in utility and industrial accounts. Non-coal tonnage for the same period was off 8%. Spot Market conditions adversely affected spot transportation rates, particularly for grain.

As a result of the lower operating earnings discussed above, net income for the second quarter and first six months of 1997 declined $3.8 million and $9.1 million, respectively, as compared to 1996.


OTHER
-----

In April 1997, the Federal Court of Appeals for the First Circuit affirmed the decision of the Federal District Court for Massachusetts decision upholding the constitutionality of the Coal Industry Retiree Health Benefit Act of 1992 as applied to Midland's Parent, Eastern Enterprises ("Parent"). The Parent has filed an appeal of this decision to the U.S. Supreme Court.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the first six months of 1997, capital expenditures, debt repayments, and dividends and advances to parent were primarily funded from cash provided by operating activities. For 1997, planned capital expenditures are estimated at $24 million, the majority of which pertains to purchase commitments for new dry cargo barges. These purchases will be funded with cash provided from operations and from the receivable with parent.

                           PART II. OTHER INFORMATION


   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibit 27   -   Financial Data Schedule

       (b)  Reports on Form 8-K

            There were no reports on Form 8-K filed in the second quarter of 1997.

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



                                          MIDLAND ENTERPRISES INC.


                                          BY: /s/ R. L. DOETTLING
                                              -------------------
                                                  R. L. DOETTLING
                                                  SENIOR VICE PRESIDENT
                                                  FINANCE AND ADMINISTRATION;
                                                  PRINCIPAL FINANCIAL OFFICER
                                                  AND DULY AUTHORIZED OFFICER


DATE:  JULY 28, 1997