Form 10-Q/A
period 1997-06-30
MIDLAND ENTERPRISES INC /DE/
filed 1997-07-30
CIK 66029

                                    FORM 10-Q/A


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

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                    AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
----------------------


Weak demand for transportation services contributed to revenue decreases of 12% and 13% for the second quarter and first half of 1997, respectively. Industry demand for transportation services remained soft, continuing the weakness experienced in the second half of 1996. In addition, periodic high water conditions on the Mississippi River in the second quarter, coupled with record Ohio River flooding in the first quarter, combined to raise operating costs and lower productivity for the first half of 1997. As a result, operating earnings declined from the record second quarter and record first half of 1996 by $6.5 million and $15.1 million, respectively.





As a result of the operating and market issues discussed above, ton miles declined 11% and 12%, respectively, from the second quarter and first half of 1996. Coal tonnage declined 22% in the first half of 1997, due entirely to shortfalls in utility and industrial accounts. Non-coal tonnage for the same period was off 8%. Spot Market conditions adversely affected spot transportation rates, particularly for grain.


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


       (a)  Exhibit 27*   -   Financial Data Schedule


       (b)  Reports on Form 8-K

            There were no reports on Form 8-K filed in the second quarter of 1997.


            * Filed Previously

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



DATE:  JULY 30, 1997