Form 10-Q
period 1997-09-30
MIDLAND ENTERPRISES INC /DE/
filed 1997-10-27
CIK 66029

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  September 30, 1997
                   ------------------
           or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------
Commission File Number 2-39895
                       -------


                         MIDLAND ENTERPRISES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                                  04-2284434
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

300 PIKE STREET, CINCINNATI, OHIO                                     45202
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code        513-721-4000
                                                  ------------------------------
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

Registrant meets the conditions set forth in general instructions H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


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

                                  MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                                  -----------------------------------------

                                      CONSOLIDATED STATEMENTS OF INCOME
                                      ---------------------------------



                                                                        (000 OMITTED)
                                                 ---------------------------------------------------------
                                                FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                 ------------------------       --------------------------
                                                SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                                    1997          1996             1997           1996
                                                 ----------    ----------       -----------    -----------

OPERATING REVENUES                                $ 67,650      $ 74,496         $ 200,145      $ 227,376
                                                 ----------    ----------       -----------    -----------

OPERATING COSTS AND EXPENSES:
      Operating Expenses                          $ 45,027      $ 46,127         $ 137,876      $ 142,299
      Depreciation and amortization                  5,656         5,739            16,979         16,786
      Selling, general & administrative              2,787         3,286             8,173          9,080
      Overhead allocation from Parent                  725           750             2,175          2,250
      Taxes, other than income                       3,395         3,931            10,351         12,675
                                                 ----------    ----------       -----------    -----------

                                                  $ 57,590      $ 59,833         $ 175,554      $ 183,090
                                                 ----------    ----------       -----------    -----------

OPERATING EARNINGS                                $ 10,060      $ 14,663          $ 24,591       $ 44,286
                                                 ----------    ----------       -----------    -----------

OTHER INCOME (EXPENSE):
      Interest income from Parent                  $ 1,168         $ 832           $ 3,219        $ 2,497
      Interest income other                             28           275                42            936
      Loss on sale of assets
          and other, net                                (7)          (19)             (104)          (472)
                                                 ----------    ----------       -----------    -----------

                                                   $ 1,189       $ 1,088           $ 3,157        $ 2,961
                                                 ----------    ----------       -----------    -----------

INTEREST EXPENSE:
      Long-term debt                               $ 3,361       $ 3,460          $ 10,180       $ 10,590
      Other, including amortization
           of debt expense                              48            39               143            213
                                                 ----------    ----------       -----------    -----------

                                                   $ 3,409       $ 3,499          $ 10,323       $ 10,803
                                                 ----------    ----------       -----------    -----------

Earnings before income taxes                       $ 7,840      $ 12,252          $ 17,425       $ 36,444

Provision for Income taxes                           2,716         4,461             5,900         13,190
                                                 ----------    ----------       -----------    -----------

NET EARNINGS                                       $ 5,124       $ 7,791          $ 11,525       $ 23,254
                                                 ==========    ==========       ===========    ===========



                     The accompanying notes are an integral
                       part of these financial statements.

                      MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                      -----------------------------------------

                             CONSOLIDATED BALANCE SHEETS
                             ---------------------------



                                                         (000 OMITTED)
                                            ---------------------------------------
                                           SEPTEMBER 30,   DEC. 31,      SEPTEMBER 30,
                                               1997          1996           1996
                                            ---------      ---------      ---------
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents          $   2,418      $      91      $  20,845
         Receivables -
                 Trade, net                    13,774         16,728         19,764
                 Parent                        75,146         63,863         51,344
                 Other                          2,770          2,761          3,612
         Materials, supplies & fuel             7,817          8,176          8,098
         Prepaid expenses                       3,038          2,028          2,923
                                            ---------      ---------      ---------

TOTAL CURRENT ASSETS                        $ 104,963      $  93,647      $ 106,586
                                            ---------      ---------      ---------


PROPERTY AND EQUIPMENT, AT COST             $ 626,798      $ 629,560      $ 621,785
         Less-Accumulated depreciation        329,337        323,120        317,796
                                            ---------      ---------      ---------

NET PROPERTY AND EQUIPMENT                  $ 297,461      $ 306,440      $ 303,989
                                            ---------      ---------      ---------


OTHER ASSETS:
         Deferred pension charges           $  13,845      $  13,587      $  12,801
         Other                                  3,691          4,117          4,261
                                            ---------      ---------      ---------

TOTAL OTHER ASSETS                          $  17,536      $  17,704      $  17,062
                                            ---------      ---------      ---------

TOTAL ASSETS                                $ 419,960      $ 417,791      $ 427,637
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

                            MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                            -----------------------------------------

                                   CONSOLIDATED BALANCE SHEETS
                                   ---------------------------


                                                                    (000 OMITTED)
                                                      ---------------------------------------
                                                     SEPTEMBER 30,     DEC. 31,    SEPTEMBER 30,
                                                        1997             1996         1996
                                                      ---------      ---------      ---------

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
            Current portion of long - term debt       $   4,261      $   3,986      $   3,886
            Accounts payable trade                       10,670         11,224         15,837
            Reserve for insurance claims                 12,522         11,881         13,429
            Interest payable                              6,779          4,062          6,894
            Taxes payable                                 3,820          5,242          5,812
            Accrued expenses                              4,796          5,617          5,432
            Other current liabilities                     9,490          9,851         10,840
                                                      ---------      ---------      ---------

TOTAL CURRENT LIABILITIES                             $  52,338      $  51,863      $  62,130
                                                      ---------      ---------      ---------

LONG-TERM DEBT                                        $ 133,469      $ 137,313      $ 138,257
                                                      ---------      ---------      ---------

RESERVES AND DEFERRED CREDITS:
            Deferred income taxes                     $  58,040      $  54,594      $  55,261
            Unamortized investment tax credits            2,627          2,999          3,125
            Post-retirement health care                   8,809          8,798          8,787
            Coal miners retiree health care               3,350          3,500          3,600
            Other reserves                                2,158          2,437          1,758
                                                      ---------      ---------      ---------

TOTAL RESERVES AND DEFERRED CREDITS                   $  74,984      $  72,328      $  72,531
                                                      ---------      ---------      ---------

STOCKHOLDER'S EQUITY:
            Common stock, $100 par value -
               Authorized - 1,000 shares
               Shares issued  - 15 1/2 shares         $       1      $       1      $       1
            Capital in excess of par value               52,519         52,519         52,519
            Retained earnings                           106,649        103,767        102,199
                                                      ---------      ---------      ---------

TOTAL STOCKHOLDER'S EQUITY                            $ 159,169      $ 156,287      $ 154,719
                                                      ---------      ---------      ---------


TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY            $ 419,960      $ 417,791      $ 427,637
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

                              MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                              -----------------------------------------

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -------------------------------------

                                                                                (000 OMITTED)
                                                                           ------------------------
                                                                           FOR THE NINE MONTHS ENDED
                                                                           ------------------------
                                                                         SEPTEMBER 30,   SEPTEMBER 30,
                                                                             1997           1996
                                                                           ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                        $  11,525      $  23,254
      Adjustments to reconcile net earnings to
           net cash provided by operating activities:
           Depreciation and amortization                                     16,979         16,786
           Deferred and current income taxes                                  2,144            636
           Net (gain) loss on sale of assets                                     40              4
           Other changes in assets and liabilities:
                Trade receivables                                             2,954          3,358
                Materials, supplies & fuel                                      359           (121)
                Accounts payable                                               (554)        (1,679)
                Accrued expenses and other current liabilities                2,056          3,309
                Other                                                        (1,696)         2,682
                                                                          ---------      ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                 $  33,807      $  48,229
                                                                          ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                $  (9,683)     $ (39,542)
      Decrease (Increase) in Parent receivable                              (11,283)         9,014
      Proceeds from asset dispositions                                        1,698          1,503
                                                                          ---------      ---------

NET CASH USED IN INVESTING ACTIVITIES                                     $ (19,268)     $ (29,025)
                                                                          ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of long-term debt                                         $  (3,569)     $  (6,646)
      Cash dividends paid to Parent                                          (8,643)       (17,441)
                                                                          ---------      ---------

NET CASH USED IN FINANCING ACTIVITIES                                     $ (12,212)     $ (24,087)
                                                                          ---------      ---------

Net Increase (Decrease) in Cash and Cash Equivalents                      $   2,327      $  (4,883)

Cash and Cash Equivalents at Beginning of Period                                 91         25,728
                                                                          ---------      ---------

Cash and Cash Equivalents at End of Period                                $   2,418      $  20,845
                                                                          =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest, net of amounts capitalized                                $   7,414      $   7,899
      Income taxes                                                        $   3,377      $  12,545


                     The accompanying notes are an integral
                       part of these financial statements.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:
----------------------
Continued weak demand for transportation services resulted in revenue decreases of 9% and 12%, respectively, for the third quarter and first nine months of 1997. A moderately cool summer, which tempered domestic utility demand, coupled with a weak export coal market and reduced shipments of grain to the Gulf, combined to depress affreightment rates as well as disrupt traffic patterns. Third quarter river navigation was negatively impacted by repairs to various key locks that caused long traffic delays and loss of productivity. While less significant than the extreme operating conditions experienced in the first half of 1997 from record spring flooding on the Ohio River and severe winter icing on northern rivers, these delays continued to significantly raise operating costs and lower productivity as compared to 1996. Benefits from ongoing cost containment and productivity programs have been partially offsetting.

As a result of the market issues discussed above, tonnage declined 11% and 15% for the third quarter and first nine months as compared to 1996. Related ton miles declined only 4% for the quarter and 9% year to date, due to longer average trip lengths. Coal ton miles declined 11% for the quarter and 15% year to date as compared to last year, due in part to reduced contractual requirements for utility and industrial accounts, as well as reduced export demand. Non-coal ton miles increased 3% in the quarter, while declining 5% year to date as compared to 1996, due to reduced transportation of grain, ores and towing for others.

As a result of the weak market demand and adverse operational issues discussed above, operating earnings for the third quarter declined by $4.6 million from the comparable period last year. For the first nine months, operating earnings decreased $19.7 million from the nine month record earnings recorded a year ago. Consequently, net earnings for the third quarter and first nine months declined $2.7 million and $11.7 million, respectively, as compared to 1996.





OTHER
-----

On October 20, 1997, the United States Supreme Court granted the petition for a WRIT OF CERTIORARI filed by Midland's parent, Eastern Enterprises ("Parent") and will hear the Parent's challenge to the constitutionality of the Coal Industry Retiree Health Benefit Act of 1992 (the "Coal Act"). In April 1997, the First Circuit Court of Appeals upheld the constitutionality of the Coal Act as applied to the Parent, and it is that decision that will now be reviewed by the Supreme Court. The Supreme Court's ruling is not expected before mid-1998.

FORWARD-LOOKING INFORMATION
---------------------------

This report and other company reports and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance or concerning expected plans or future operations. The Company cautions that actual results and developments may differ materially from such projections or expectations.

Investors should be aware of important factors that could cause actual results to differ materially from the forward-looking projections or expectations. These factors include, but are not limited to: the effects of strategic initiatives on earnings and cash flow, changes in market conditions for barge transportation, adverse weather and operating conditions on the inland waterways, changes in interest rates, regulatory and court decisions, and developments with respect to the Company's previously-disclosed Coal Act liabilities. All of these factors are difficult to predict and are generally beyond the control of the Company.




LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the first nine months of 1997, capital expenditures, debt repayments, and dividends and advances to parent were primarily funded from cash provided by operating activities. For 1997, planned capital expenditures are estimated at $24 million, the majority of which pertains to purchase commitments for new dry cargo barges to be delivered in the fourth quarter. These purchases will be funded with cash provided from operations and from the receivable with parent.






                           PART II. OTHER INFORMATION




 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

    (a) Exhibit 27 - Financial Data Schedule

    (b) REPORTS ON FORM 8-K

        There were no reports on Form 8-K filed in the third quarter of 1997.

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



                                              MIDLAND ENTERPRISES INC.


                                              BY:  R. L. DOETTLING
                                                   ---------------
                                                   R. L. DOETTLING
                                                   SENIOR VICE PRESIDENT
                                                   FINANCE AND ADMINISTRATION;
                                                   PRINCIPAL FINANCIAL OFFICER
                                                   AND DULY AUTHORIZED OFFICER



DATE:  OCTOBER 27, 1997