Form 10-K405
period 1997-12-31
MIDLAND ENTERPRISES INC /DE/
filed 1998-03-02
CIK 66029

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended     December 31, 1997
                                  ---------------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from                 to
                                       -----------------  ---------------
         Commission file number           2-39895
                               ------------------------------------------

                            Midland Enterprises Inc.
         ----------------------------------------------------------------
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Delaware                                 04-2284434
         -----------------------                   ----------------------
         (STATE OF OTHER JURISDICTION OF              (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

          300 Pike Street;   Cincinnati, Ohio              45202
         ------------------------------------      ----------------------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIP CODE)

         Registrant's telephone number, including area code 513-721-4000
                                                           --------------
         Securities registered pursuant to Section 12(b) of the Act:

            TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON
                                                        WHICH REGISTERED
         ----------------------------         ------------------------------

         Securities registered pursuant to Section 12(g) of the Act:
                    None
         ---------------------------------------------------------------------
            (TITLE OF CLASS)

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

                     Not Applicable
         ---------------------------------------------------------------------

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (APPLICABLE ONLY TO CORPORATE REGISTRANTS).

         March 2, 1998 - 15 1/2 Shares
         ---------------------------------------------------------------------

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

         The Registrant meets the conditions set forth in General Instruction J
         ----------------------------------------------------------------------
         (1) (a) and (b) of Form 10-K and is therefore filing this Form 10-K
         -------------------------------------------------------------------
         with the reduced disclosure format.
         -----------------------------------

                                     PART I


ITEM 1.  BUSINESS
         --------

(a)      GENERAL
         -------

Midland Enterprises Inc. (the "Registrant"), incorporated under the laws of the State of Delaware in 1961, is a wholly-owned subsidiary of Eastern Enterprises ("Eastern") of Weston, Massachusetts. The Registrant is primarily engaged, through wholly-owned subsidiaries, in the operation of a fleet of towboats, tugboats and barges, principally on the Ohio and Mississippi Rivers and their tributaries, the Gulf Intracoastal Waterway and in the Gulf of Mexico. The Registrant's barge line subsidiaries transport bulk commodities, a major portion of which is coal. The Registrant, through other subsidiaries, also performs repair work on marine equipment and operates two coal dumping terminals, a phosphate rock and phosphate chemical fertilizer terminal, and a marine fuel supply facility.

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



(c)      (1)      (i)       PRINCIPAL SERVICES AND MARKETS
                            ------------------------------

ORCO is the largest of the Registrant's subsidiaries, accounting for 57% of the Registrant's total 1997 tonnage transported. ORCO operates principally on the Ohio River and certain of its tributaries. The principal commodity transported by ORCO is coal, primarily for electric utilities. Grain, stone, sand, gravel, iron, steel, scrap, and coke are the other groups of commodities which ORCO carries in significant amounts. ORCO leases office facilities in Cincinnati, Ohio.

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

Tonnage transported by the Registrant's subsidiaries was 57.0 million in 1997,
65.5 million in 1996 and 66.2 million in 1995. Tonnage in 1997 declined 13% from 1996 primarily as a result of the non-renewal of several multi-year utility coal contracts, unplanned plant outages for several customer accounts, and lower demand from export coal and grain markets. Tonnage in 1996 declined 1% from 1995 as a result of reduced non-coal tonnage due in part to the late grain harvest and weak demand for barge towing on the lower Mississippi River.

The following table summarizes the ton miles of cargo transported by the Registrant's subsidiaries for the period 1995 - 1997:


                                                              TON MILES TRANSPORTED (IN BILLIONS)
                                                              -----------------------------------
                                                         1997                 1996                 1995
                                                     -----------          ------------         ------------

            Coal.........................                 13.6                 15.7                15.2
            Grain.......................                   4.5                  4.8                 5.2
            Other*......................                  15.0                 15.6                16.4
                                                     -----------          ------------         ------------

            Total Ton miles.............                  33.1                 36.1                36.8
                                                     ===========          ============         ============

* Other includes sand, stone, gravel, iron, scrap, steel, coke, phosphate, towing for others, and other dry cargo.

Ton miles are the product of tons and distance transported. In 1997, ton miles declined 8% due to the lower tonnage, as discussed above, partially offset by longer average hauls, particularly for coal. Ton miles in 1996 declined 2% from the record level set in 1995 due to a 1% decline in tonnage and slightly shorter average trip lengths. In addition to changes in ton miles transported, Registrant's revenues and net earnings are affected by other factors such as competitive conditions, weather and the segment of the river system traveled. In 1997, river navigation was significantly affected by record flooding, ice and lock repairs which slowed production and reduced tonnage levels, as capacity was constrained, and operating costs were increased. See "Seasonality and Competition".


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


(c)      (1)      (v)               SEASONALITY
                                    -----------

Due to the freezing of some northern rivers and waterways during winter months, increased coal consumption by electric utilities during the summer months, and the fall harvest of grain, winter month revenues tend to be lower than revenues for the remainder of the year.


(c)      (1)      (vi)              WORKING CAPITAL
                                    ---------------

No unusual working capital requirements are normally encountered.

(c)      (1)      (vii)             CUSTOMERS
                                    ---------

In 1997, one customer, The Cincinnati Gas and Electric Co., accounted for approximately 10% of the Registrant's consolidated revenues from a multi-year coal transportation agreement between the Registrant and the customer. No other customer, or group of customers under common control, accounted for more than 10% of revenues in 1997, 1996 or 1995. On the basis of past experience and its competitive position, the Registrant considers that the loss of several of its subsidiaries' largest customers simultaneously, while possible, is unlikely to happen. The Registrant's subsidiaries have multi-year transportation and terminalling contracts which expire at various dates from February 1999 through December 2007. During 1997, approximately 44% of the Registrant's consolidated revenues resulted from these contracts. A substantial portion of the contracts provide for rate adjustments based on changes in various costs, including diesel fuel costs, and, additionally, contain "force majeure" clauses which excuse performance by the parties to the contracts when performance is prevented by circumstances beyond their reasonable control. Some of these contracts have provisions for termination for specified causes, such as material breach of the contract, environmental restrictions on the burning of coal, or loss by the customer of an underlying commodity supply contract. Penalties for termination for such causes are not generally specified. However, some contracts provide that in the event of an uncured material breach by Registrant's subsidiary which results in termination of the contract, Registrant's subsidiary would be responsible for reimbursing its customer for the differential between the contract price and the cost of substituted performance.



(c)      (1)      (viii)            BACKLOG
                                    -------

The backlog of transportation and terminalling business under multi-year contracts is summarized in the next table:

December 31,                                                          1997                1996
                                                                  ------------        ------------

Tons (in millions)                                                    123.2              140.0
Revenues (in millions)                                               $412.1             $465.1
Portions of revenue backlog not expected to be filled
  within the current fiscal year                                         66%                73%

The 1997 revenue backlog (which is based on contracts that extend beyond December 31, 1998) is shown at prices current as of December 31, 1997 which are subject to escalation/de-escalation provisions. Since services under many of the multi-year contracts are based on customer requirements, Registrant has estimated its backlog based on its forecast of the requirements of these contract customers. The 12% decline in tonnage backlog from 1996 mainly reflects the elapsing terms of current multi-year contracts as they draw closer to maturity, including those excluded from the calculation as they enter their final year. Partially offsetting these reductions are new multi-year agreements entered into by the Registrant's subsidiaries. The decrease in the revenue backlog is consistent with the reduction in backlog tonnage. Electric utilities, which traditionally have entered into multi-year transportation and coal supply agreements, have shortened the term of some agreements for a variety of reasons including the Clean Air Act requirements and the trend towards deregulation of the electric power industry. These factors have also led to changes in the sourcing of coal by utilities, leading to changes in traffic patterns.




(c)      (1)      (ix)              GOVERNMENT CONTRACTS
                                    --------------------

The Registrant has no material portion of business subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

(c)      (1)      (x)               COMPETITION
                                    -----------

Registrant's inland marine transportation business competes on the basis of price, service and equipment availability. Registrant's primary competitors include other barge lines and railroads, including one integrated rail-barge carrier. There are a number of companies offering transportation services on the waterways served by the Registrant. A shortage of grain supplies and sharply higher grain prices slowed demand in late 1996 and market rates softened. In 1997, a stronger U.S. dollar and increased competition from non U.S. suppliers to the world markets slowed U.S. exports of grain and coal, which weakened demand for barges. Coupled with an increased availability of new equipment, a temporary imbalance of supply and demand has been created, which has led to more intense competition and decreased spot rates.

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

Towboats, such as those which comprise the Registrant's fleet, are capable of moving in one tow (barge configuration) approximately 22,500 tons of cargo (equivalent to 225 one hundred-ton capacity railroad cars) on the Ohio River and on the upper Mississippi River and approximately 60,000 tons (equivalent to 600 one hundred-ton capacity railroad cars) on the lower Mississippi River, where there are no locks to transit. Barge costs per ton mile are generally below those of railroads.


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


(c)      (1)      (xiii)            EMPLOYEES
                                    ---------

As of December 31, 1997, Registrant and its subsidiaries employed approximately 1,400 persons, of whom approximately 32% are represented by labor unions.

(d)                                 FOREIGN OPERATIONS
                                    ------------------

Registrant does not engage in material operations in foreign countries, and no material portion of Registrant's revenues is derived from customers in foreign countries.



ITEM 2.  PROPERTIES
         ----------

(a)      As of December 31, 1997, the Registrant's floating equipment consisted
of 2,302 barges and 87 boats.   See "Principal Services and Markets" for other
owned or leased properties.

         Capital expenditures for the Registrant in 1997 totaled approximately $26 million. These expenditures were made principally for the purchase of new barges and for renewal of equipment.

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






                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
         ---------------------------------------------------------------------
            MATTERS
            -------

The Registrant's common stock is held solely by Eastern and is not traded in any market. Dividends were declared in the amount of $12,467,373 in 1997 and $22,947,933 in 1996.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
             OF OPERATIONS
             -------------


1997 COMPARED TO 1996
---------------------

Revenues in 1997 decreased 11% due to weak demand from export coal and grain, lower contractual requirements for utility and industrial coal customers, and fewer barges. Weak demand depressed spot rates on nearly all commodities and traffic patterns were disrupted, reducing operational efficiency. Operating conditions in 1997 were worse than those experienced in 1996, as navigation was negatively impacted by record flooding on the Ohio River early in the year, and later by long traffic delays related to repairs to various key locks throughout the river system. These uncontrollable events resulted in higher operating costs and lower fleet productivity than in 1996. Also, as a result of the weaker markets, the Registrant slowed its fleet replacement program and did not renew expiring charters of outside barges. These decisions, in addition to production delays which postponed the delivery of new barges expected in the latter part of 1997, reduced the size of the Registrant's barge fleet.

Tonnage and ton miles decreased 13% and 8%, respectively, reflecting the weak market and operational issues discussed previously, although a change in business mix and customer sourcing resulted in 5% longer average hauls. Coal tonnage and ton miles declined 17% and 14%, respectively, from the record levels of 1996, while non-coal tonnage decreased 5% with related ton miles down 4% from 1996. Domestic coal volume, primarily for electric utilities, declined due to the non-renewal of several multi-year contracts, unplanned plant outages and milder temperatures. Export coal demand weakened as the strong U.S. dollar effectively raised the prices of domestic supplies higher than those of foreign competitors. Despite an ample grain harvest, the anticipated surge in transportation volume and pricing for grain exports was short lived, as much of the harvest was put in storage due to weak demand and the relative strength of the U.S. dollar.

Ongoing improvement programs to lower vessel operating costs and administrative expenses partially offset the higher operating costs discussed above. Operating levels at the Registrant's terminals were also lower, reflecting the reduced demand for coal transportation. As a result of the adverse market and operational issues discussed above, operating earnings decreased by $23.8 million from 1996.

In 1997, net interest expense decreased by $.8 million due mainly to lower long-term debt balances and reduced debt premiums.

The combination of the items as discussed above decreased net earnings by $14.0 million as compared to 1996.


1996 COMPARED TO 1995
---------------------

Revenues and operating earnings increased $5.5 million and $0.6 million, respectively, in 1996 over 1995, primarily reflecting continued strong demand for coal and a favorable rate structure carried over from 1995, particularly on non-coal commodities. Severe winter icing and flooding during the first quarter, and numerous tropical storms in the Gulf of Mexico, resulted in higher operating costs and lower fleet productivity than in 1995.

Tonnage transported in 1996 declined 1%, with related ton miles down nearly 2%, reflecting shorter average hauls due to weak foreign demand for coal and a late grain harvest. Coal tonnage and ton miles increased 1% and 3%, respectively, over 1995, reflecting significantly increased shipments of domestic spot coal, while coal under multi-year contracts for utilities declined due to the non-renewal of several contracts. Non-coal tonnage and ton miles declined 6% from 1995, mainly as a result of weaker barge demand on the Mississippi River.

Ongoing programs to increase fleet productivity and control costs were offset by adverse operating conditions and traffic pattern inefficiencies resulting from the reduced export tonnage. Fuel costs increased in 1996 due to rising fuel prices that averaged 20% above 1995 levels.

Other income declined from 1995 due to lower average interest rates in 1996 and higher capital expenditures which decreased cash and interest bearing advances with Parent. Interest expense included $0.4 million associated with the early retirement of long-term debt in 1996.

Including the pretax items and operating results discussed above, earnings before extraordinary item for 1996 were nearly unchanged from 1995.

In 1995, the Registrant recorded a pretax charge of $4.6 million representing the estimated undiscounted liability for health care and death benefit premiums imposed by the Coal Industry Retiree Health Act of 1992 ("Coal Act"). As described in Note 11 of Notes to Consolidated Financial Statements, this charge was reported as an extraordinary item of approximately $3.0 million, net of tax. No payments have been made from this reserve.



FORWARD-LOOKING INFORMATION
---------------------------

This report and other Registrant reports and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance or concerning expected plans or future operations. The Registrant cautions that actual results and developments may differ materially from such projections or expectations.

Investors should be aware of important factors that could cause actual results to differ materially from the forward-looking projections or expectations. These factors include, but are not limited to: the effects of strategic initiatives on earnings and cash flow, changes in market conditions for barge transportation, adverse weather and operating conditions on the inland waterways, changes in interest rates and the value of the dollar versus other currencies, regulatory and court decisions, and developments with respect to the Registrant's previously-disclosed Coal Act liabilities. All of these factors are difficult to predict and are generally beyond the control of the Registrant.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Capital expenditures of $25.7 million, debt payments, and dividends were funded from cash provided from operating activities in 1997. The increase in accounts payable at December 31, 1997, reflects amounts established for the purchase of capital assets in process at year end and timing of invoice flow from vendors.

Capital expenditures for 1998 are budgeted at approximately $50 million, the majority of which pertains to purchase commitments for new hopper barges for delivery during 1998.



OTHER MATTERS
-------------

Management has assessed the impact of the year 2000 issue with respect to information systems and has initiated an enterprise wide action plan to modify and test system programs which management believes will provide year 2000 compliance. Management expects the program modifications to be completed by December 31, 1998. Spending for these modifications is being expensed as incurred and is not expected to have a material impact on future operating results or financial condition.



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

         3.2 By-Laws of Midland Enterprises Inc. (filed as Exhibit 3.2 to Annual Report of Midland Enterprises Inc. on Form 10-K for the year ended December 31, 1984).(1)

         4.1 Indenture between Midland Enterprises Inc. and State Street Bank and Trust Company dated as of April 1, 1988 (filed as Exhibit 4.2 to Registration Statement No. 33-20789).(1)

         4.2 Indenture between Midland Enterprises Inc. and State Street Bank and Trust Company dated as of April 2, 1990 (filed as Exhibit 4.2 to Registration Statement No. 33-32120).(1)

                    (NOTE: The Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any instrument with respect to any long-term debt of the Registrant.)


----------

(1) Not filed herewith. In accordance with Rule 12-b-32 of the General Rules and Regulations under the Securities Act of 1934, reference is made to the document previously filed with the Commission.



(b)     REPORTS ON FORM 8-K
        -------------------

There were no reports on Form 8-K filed in the fourth quarter of 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MIDLAND ENTERPRISES INC.
                                  (Registrant)


                                  BY: R. FAILLO
                                     ---------------
                                      R. FAILLO
                      VICE PRESIDENT, FINANCE AND TREASURER
                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


                                DATE  MARCH 2, 1998
                                     ---------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 2nd day of March, 1998.



BY:          F. C. RASKIN           BY:          R. FAILLO
   ----------------------              ----------------------
             F. C. RASKIN                        R. FAILLO
       PRESIDENT; DIRECTOR            VICE PRESIDENT, FINANCE AND TREASURER
   (PRINCIPAL EXECUTIVE OFFICER)    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


BY:        P. E. HUBBARD            BY:      S. A. FRASHER
   ----------------------              ----------------------
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

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

      (INFORMATION REQUIRED BY ITEMS 8 AND 14 (a) (1) AND (2) OF FORM 10-K)



                                                                          PAGE
                                                                         NUMBER

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                  F-2


FINANCIAL STATEMENTS:

Consolidated Statements of Earnings for the years
        ended December 31, 1997, 1996 and 1995                            F-3

Consolidated Balance Sheets -- December 31, 1997 and 1996                 F-4

Consolidated Statements of Stockholder's Equity for
        the years ended December 31, 1997, 1996 and 1995                  F-6

Consolidated Statements of Cash Flows for the years
        ended December 31, 1997, 1996 and 1995                            F-7

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To Midland Enterprises Inc.:

We have audited the accompanying consolidated balance sheets of MIDLAND ENTERPRISES INC. (a Delaware corporation and a wholly-owned subsidiary of Eastern Enterprises) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midland Enterprises Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.




                                            ARTHUR ANDERSEN LLP



Cincinnati, Ohio,
January 20, 1998

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                          (000 OMITTED)
                                                  1997         1996         1995
                                                ---------    ---------   ---------

REVENUES (NOTE 1) ...........................   $ 269,259    $ 301,880   $ 296,339
                                                ---------    ---------   ---------


OPERATING COSTS AND EXPENSES:
     Operating expenses .....................   $ 183,929    $ 189,357   $ 183,462
     Depreciation and amortization (Note 6) .      22,675       22,554      22,897
     Selling, general and administrative
          expenses ..........................      11,337       12,329      11,983
     Overhead allocation from Parent (Note 1)       2,900        2,549       2,830
     Taxes, other than income ...............      13,805       16,676      17,339
                                                ---------    ---------   ---------
                                                $ 234,646    $ 243,465   $ 238,511
                                                ---------    ---------   ---------
OPERATING EARNINGS ..........................   $  34,613    $  58,415   $  57,828
                                                ---------    ---------   ---------


OTHER INCOME (EXPENSE):
     Interest income from Parent (Note 1) ...   $   4,242    $   3,483   $   4,404
     Interest income other ..................          73          978         752
     Gain (loss) on sale of assets and
          other, net ........................         (84)           2         332
                                                ---------    ---------   ---------
                                                $   4,231    $   4,463   $   5,488
                                                ---------    ---------   ---------


INTEREST EXPENSE:
     Long-term debt .........................   $  13,530    $  14,043   $  14,624
     Other, including amortization of
          debt expense ......................         227          672         551
                                                ---------    ---------   ---------
                                                $  13,757    $  14,715   $  15,175
                                                ---------    ---------   ---------


EARNINGS BEFORE INCOME TAXES ................   $  25,087    $  48,163   $  48,141

PROVISION FOR INCOME TAXES (NOTE 5) .........       8,464       17,566      17,592
                                                ---------    ---------   ---------

EARNINGS BEFORE EXTRAORDINARY ITEM ..........   $  16,623    $  30,597   $  30,549

Extraordinary item net of tax (Note 11) .....          --           --      (2,990)
                                                ---------    ---------   ---------


NET EARNINGS ................................   $  16,623    $  30,597   $  27,559
                                                =========    =========   =========



   The accompanying notes are an integral part of these financial statements.

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                     ASSETS
                                     ------



                                                      (000 OMITTED)
                                                     1997       1996
                                                   --------   --------

CURRENT ASSETS:

     Cash and cash equivalents (Note 1) ........   $     88   $     91

     Receivables -
          Trade, less allowance of $665,000
          in 1997 and $685,000 in 1996 .........     18,207     18,226

          Parent (Notes 1 and 4) ...............     66,945     63,863

          Other ................................        565      1,263

     Materials, supplies and fuel (Note 1) .....      8,738      8,176

     Prepaid expenses ..........................      1,722      2,028
                                                   --------   --------

          Total current assets .................   $ 96,265   $ 93,647
                                                   --------   --------

PROPERTY AND EQUIPMENT, AT COST (NOTES 4 AND 6):

     Towboats and barges .......................   $590,100   $580,546

     Terminals and other facilities ............     46,139     44,402

     Land ......................................      4,727      4,612
                                                   --------   --------

          Total property and equipment, at cost    $640,966   $629,560

     Less - accumulated depreciation ...........    333,489    323,120
                                                   --------   --------

          Net property and equipment ...........   $307,477   $306,440
                                                   --------   --------

OTHER ASSETS:

     Deferred pension charges (Note 2) .........   $ 14,520   $ 13,587

     Unamortized debt expense, deferred
       maintenance and other (Notes 1 and 6) ...      5,033      4,117
                                                   --------   --------

          Total other assets ...................   $ 19,553   $ 17,704
                                                   --------   --------

          TOTAL ASSETS .........................   $423,295   $417,791
                                                   ========   ========


   The accompanying notes are an integral part of these financial statements.


                MIDLAND ENTERPRISES INC. AND SUSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------

                                                                                 (000 OMITTED)
                                                                       1997                         1996
                                                                  ----------------            -----------------
CURRENT LIABILITIES:
   Current portion of long-term debt (Note 4)...................      $     4,351                  $     3,986
   Accounts payable.............................................           18,199                       11,224
   Reserve for insurance claims (Note 1)........................           11,980                       11,881
   Accrued expenses.............................................            4,495                        5,616
   Interest payable.............................................            3,944                        4,063
   Other taxes payable..........................................            3,221                        4,119
   Income taxes payable (Note 5)................................              955                        1,123
   Other current liabilities....................................            9,119                        9,851
                                                                      ------------                 ------------
      Total current liabilities.................................      $    56,264                  $    51,863
                                                                      ------------                 ------------
LONG-TERM DEBT (NOTE 4).........................................      $   132,142                  $   137,313
                                                                      ------------                 ------------

RESERVES AND DEFERRED CREDITS:
   Deferred income taxes (Note 5)..............................       $    57,940                  $    54,594
   Unamortized investment tax credits (Note 5).................             2,515                        2,999
   Post-retirement health care (Note 3)........................             8,569                        8,798
   Coal miners retiree health care (Note 11)...................             3,300                        3,500
   Other reserves..............................................             2,057                        2,437
                                                                      ------------                 ------------
      Total reserves and deferred credits......................       $    74,381                  $    72,328
                                                                      ------------                 ------------

COMMITMENTS AND CONTINGENCIES (NOTES 7 AND 11)
STOCKHOLDER'S EQUITY (NOTE 4):
   Common stock, $100 par value -
      Authorized shares - 1,000
      Issued shares -15 1/2....................................       $         1                  $         1
   Capital in excess of par value..............................            52,519                       52,519
   Retained earnings...........................................           107,988                      103,767
                                                                      ------------                 ------------
      Total stockholder's equity...............................       $   160,508                  $   156,287
                                                                      ------------                 ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY.....................       $   423,295                  $   417,791
                                                                      ============                 ============


   The accompanying notes are an integral part of these financial statements.


                  MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                   (OOO OMITTED EXCEPT SHARES OUTSTANDING)

                                                                     CAPITAL IN
                                             COMMON STOCK             EXCESS OF        RETAINED
                                              OUTSTANDING             PAR VALUE        EARNINGS           TOTAL
                                    ----------------------------     -----------      ----------        ---------
                                       SHARES         AMOUNT
                                      ---------     ---------


BALANCE DECEMBER 31, 1994:                15.5      $       1        $  52,519        $  96,386         $ 148,906

Net earnings.........................      0.0              0                0           27,559            27,559
Dividends to Parent .................      0.0              0                0          (27,559)          (27,559)
                                      ---------     ---------        ---------        ---------         ---------

BALANCE DECEMBER 31, 1995:                15.5      $       1        $  52,519        $  96,386         $ 148,906

Net earnings ........................      0.0              0                0           30,597            30,597
Dividends to Parent                        0.0              0                0          (22,948)          (22,948)
Pension liability adjustment, net ...      0.0              0                0             (268)             (268)
                                      ---------     ---------        ---------        ---------         ---------

BALANCE DECEMBER 31, 1996:                15.5      $       1        $  52,519        $ 103,767         $ 156,287

Net earnings ........................      0.0              0                0           16,623            16,623
Dividends to Parent .................      0.0              0                0          (12,467)          (12,467)
Pension liability adjustment, net ...      0.0              0                0               65                65
                                      ---------     ---------        ---------        ---------         ---------

BALANCE DECEMBER 31, 1997:                15.5      $       1        $  52,519        $ 107,988         $ 160,508
                                      =========     =========        =========        =========         =========

   The accompanying notes are an integral part of these financial statements.


                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                                                            (000 OMITTED)
                                                                                1997             1996            1995
                                                                              --------       -------------     --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings...................................................              $ 16,623         $ 30,597        $ 27,559
Adjustments to reconcile net earnings to net
cash provided by operating activities:
    Extraordinary provision for coal miners
       retiree health care, net of tax ........................                     -                -           2,990
    Depreciation and amortization .............................                22,675           22,554          22,897
    Deferred and current income taxes .........................                 3,178               (2)            157
    Net (gain) loss on sale of assets .........................                    42              (35)           (475)
    Other changes in assets and liabilities:
        Trade and other receivables ...........................                    19            6,804            (389)
        Materials, supplies and fuel ..........................                  (562)            (199)            322
        Accounts payable.......................................                 6,975           (6,292)          5,811
        Accrued expenses and other current liabilities                         (2,771)          (2,473)          9,879
        Post-retirement health care                                              (229)              72              14
        Other..................................................                (2,101)           3,649            (160)
                                                                              --------         --------        --------

Net cash provided by operating activities                                    $ 43,849         $ 54,675        $ 68,605
                                                                              --------         --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures.......................................              $(25,700)        $(47,851)       $(20,900)
    (Increase) decrease in Parent receivable ..................                (3,082)          (3,505)          1,508
    Proceeds from other asset dispositions ....................                 2,138            1,548           3,561
                                                                              --------         --------       --------

Net cash used by investing activities .........................              $(26,644)        $(49,808)       $(15,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt ...............................              $ (4,806)        $ (7,288)       $ (3,575)
    Cash dividends paid to Parent .............................               (12,467)         (22,948)        (27,559)
    Other......................................................                    65             (268)              -
                                                                              --------         --------        --------

Net cash used by financing activities .........................              $(17,208)        $(30,504)       $(31,134)
                                                                              --------         --------        --------

Net increase (decrease) in cash and cash equivalents ..........              $     (3)        $(25,637)       $ 21,640
                                                                              --------         --------        --------

Cash and cash equivalents at beginning of year ................                    91           25,728           4,088
                                                                              --------         --------       --------

CASH AND CASH EQUIVALENTS AT END OF YEAR ......................              $     88         $     91        $ 25,728
                                                                              ========         ========       ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest, net of amounts capitalized                                    $ 13,582         $ 14,167        $ 14,629
     Income taxes.............................................               $  5,293         $ 17,450        $ 17,087

   The accompanying notes are an integral part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


(1)      SIGNIFICANT ACCOUNTING POLICIES

Midland Enterprises Inc. (the "Company") is a wholly-owned subsidiary of Eastern Enterprises ("Eastern") of Weston, Massachusetts. The Company's principal business is barge transportation of bulk commodities on the Ohio and Mississippi Rivers and their tributaries. The major commodity transported is coal, which accounts for nearly two thirds of the Company's tonnage, the majority of which is transported to various electric utilities in the eastern half of the United States. The Company also provides bulk terminalling and shipyard repair services at select locations which accounts for approximately 10% of its consolidated revenues. A substantial amount of the Company's revenues relate to spot or annual contracts for transportation and terminalling. Approximately 44% of the Company's revenues are derived from multi-year transportation and terminalling contracts.

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

               (b) Transactions with Parent - Parent receivables represent advances to Eastern which bear interest at the applicable Federal rate as defined in the Internal Revenue Code: 5.9% in 1997, 5.75% in 1996, and 6.4% in 1995. The Company was
                    also charged a corporate overhead allocation from its parent computed on several factors including direct corporate management time, revenues, capitalization and employees, which management believes is a reasonable method of allocation.

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

               (f) Reserve for insurance claims - The Company is self-insured for personal injury and property claims, which are insured above a deductible amount of $600,000 per occurrence. The Company's estimate of liability for the self-insured claims is included in the reserve for insurance claims in the Consolidated Balance Sheets. Payments made for losses incurred are netted against the related liability for the loss.

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

               (i) Impairment of long-lived assets - The recoverability of long-lived assets is evaluated by the Company on a continuing basis. In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Based on such evaluations, there were no impairment charges in 1997.

               (j) Deferred maintenance - The Company defers the cost of engine overhauls on certain towboats and amortizes these costs over the estimated life of the repair, which generally range from 2 to 4 years.



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

The net pension cost for these plans and agreements charged to income was as follows:

                                                                  1997       1996         1995
                                                               ---------- ----------   ---------
                                                                        (000 OMITTED)

Company-administered plans                                     $     35    $      4    $     86
Multi-employer union retirement and welfare plans                   270         293         294
                                                               --------    --------    --------

        TOTAL NET PENSION COST                                 $    305    $    297    $    380
                                                               ========    ========    ========

The net pension cost for Company-administered plans consisted of:

                                                                 1997        1996        1995
                                                               --------    --------    --------
                                                                        (000 OMITTED)

Service cost                                                   $  1,451    $  1,318    $  1,280
Interest cost on projected benefit obligation                     2,230       2,021       1,821
Actual return on plan assets                                    (12,255)     (4,543)     (7,094)
Net amortization and deferral                                     8,609       1,208       4,079
                                                               --------    --------    --------
       TOTAL NET PENSION COST                                  $     35    $      4    $     86
                                                               ========    ========    ========

                                      F-9

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



(2)   RETIREMENT AND EMPLOYEE BENEFIT PLANS (CONTINUED)

The assumptions used to determine the annual pension expense and the projected benefit obligation at the end of the year were as follows:

                                           1997        1996         1995
                                        ----------  ----------  -----------
Assumed discount rate                       7.5%       7.5%        7.5%
Assumed rate of compensation increase       4.8%       4.8%        4.8%
Expected rate of return on plan assets      8.5%       8.5%        8.5%


The following table sets forth the funded status of the Company-administered plans and amounts recognized in the consolidated balance sheets as of December 31, 1997 and 1996 respectively, utilizing actuarial measurement dates as of October 1, 1997 and 1996:


                                                      1997         1996
                                                    ---------    --------
                                                        (000 OMITTED)
Actuarial present value of benefit obligations:
     Accumulated benefit obligations, including:
              Vested benefits                        $ 23,637    $ 19,120
              Non-vested benefits                       3,073       2,502
                                                     --------    --------
                                                       26,710      21,622
     Effect of future salary increases                  5,955       4,961
                                                     --------    --------

Projected benefit obligations for services
       rendered to date                              $ 32,665    $ 26,583
                                                     ========    ========

Plan assets at fair value, primarily listed
       stocks and bonds                              $ 57,123    $ 45,929
Less - Projected benefit obligations                   32,665      26,583
                                                     --------    --------

Excess of plan assets over projected benefit
       obligations                                     24,458      19,346
Unrecognized net obligation at December 31, 1985
       amortized over 13 - 15 years                      (154)       (228)
Unrecognized net actuarial gain                       (11,576)     (7,272)
Unrecognized prior service cost                         1,529       1,491
Amounts contributed to plans during fourth quarter         48          26
Unfunded accumulated benefits                            (614)       (730)
                                                     --------    --------

       NET PENSION ASSETS                            $ 13,691    $ 12,633
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

The net post-retirement benefit cost of these plans and agreements charged to expense was as follows:

                                                            DECEMBER 31
                                                    ------------------------
                                                      1997    1996     1995
                                                    -------  ------   ------
                                                           (000 OMITTED)

Service cost                                        $  106   $  113   $  126
Interest cost on accumulated benefit obligation        876      852      733
Net amortization and deferral                           92       71       51
                                                    ------   ------   ------
       Net periodic post-retirement benefit costs   $1,074   $1,036   $  910
                                                    ======   ======   ======


The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets as of December 31, 1997 and 1996 (using a measurement date of October 1, 1997 and 1996):

                                                   DECEMBER 31
                                              --------------------
                                                1997        1996
                                              --------    --------
                                                 (000 OMITTED)
Accumulated benefit obligation:
       Retirees                               $ 11,535    $  9,134
       Fully eligible plan participants          2,174       2,008
       Other active plan participants            1,559       1,649
                                              --------    --------
                                              $ 15,268    $ 12,791
Plan assets at fair value                            -           -
                                              --------    --------
Accumulated benefit obligation in excess of
       plan assets                            $ 15,268    $ 12,791
Unrecognized net (loss)/gain                    (8,071)     (5,531)
Unrecognized prior service cost                  1,372       1,538
                                              --------    --------
Post-retirement health care reserve           $  8,569    $  8,798
                                              ========    ========


The weighted average discount rate used in determining the accumulated benefit obligation was 7.5%. A 7% increase in cost of covered health care benefits has been assumed for 1997 and 1996. The health care inflation rate is assumed to be 7% through 1999, 6% in 2000 and 5% thereafter. A one percentage point increase in the assumed health care cost trend would have increased the net periodic post-retirement benefit cost by $90,000 in 1997 and $61,000 in 1996 and the accumulated post-retirement benefit obligation by $1,194,000 and $792,000 in 1997 and 1996, respectively.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(4)      LONG-TERM OBLIGATIONS AND CREDIT AGREEMENTS

         (a)      Long-term debt consists of the following:

                                                                DECEMBER 31
                                                          ----------------------
                                                             1997        1996
                                                          ---------    ---------
                                                               (000 OMITTED)
First Preferred Ship Mortgage Bonds -

       9.9% Series, payable in annual amounts of
              $5,000,000 beginning in 1999 to 2008        $  50,000    $  50,000
       8.1%-9.85% Medium Term Notes, Series A,
              due 2002-2012                                  68,000       68,000
                                                          ---------    ---------
                    Total Mortgage Bonds                  $ 118,000    $ 118,000
                                                          ---------    ---------

Obligations under Capital Leases and Other -

       BA Leasing & Capital Corporation (Successor
              to Wells Fargo Leasing Corporation)         $   4,082    $   5,146
       Security Pacific Equipment Leasing, Inc.              10,534       12,397
       Westinghouse Credit Corporation                        6,086        7,358
       Other (including unamortized debt discount)             (679)        (746)
                                                          ---------    ---------

                                                          $  20,023    $  24,155
                                                          ---------    ---------
Less:
       Current portion of long-term debt included above   $   4,351    $   3,986
       Monies on deposit (d)                                  1,530          856
                                                          ---------    ---------
                                                          $   5,881    $   4,842
                                                          ---------    ---------

              TOTAL LONG-TERM DEBT                        $ 132,142    $ 137,313
                                                          =========    =========

The First Preferred Ship Mortgage Bonds and obligations under capital leases are secured by approximately half of the Company's towboats and barges and by assignment of rentals for that equipment payable to the Company by its subsidiaries. The 9.9% Series Bonds are callable beginning April 1, 1998.

Under the most restrictive of the mortgage indentures, the Company, (a) may not pay dividends, reacquire its common stock or make any advances or loans to its stockholder or subsidiaries of its stockholder except to the extent of the sum of (i) Consolidated Net Earnings after December 31, 1988, (ii) the net proceeds of the sale of stock of the Company after December 31, 1988, and (iii) the amount of $50,000,000 with respect to any advances or loans to its stockholder or to subsidiaries of its stockholder, (b) is required to maintain Consolidated Net Current Assets at least equal to $1,250,000, and (c) may not incur or permit any of its subsidiaries to incur additional Senior Unsecured Funded Debt except for refunding unless immediately thereafter Consolidated Net Tangible Assets will aggregate at least 150% of (i) Consolidated Senior Unsecured Funded Debt (excluding therefrom unsecured loans or advances to the Company from its stockholder) plus (ii) Consolidated Senior Secured Funded Debt (all terms as defined in the applicable indenture). Under these agreements, $29,050,000 of retained earnings at December 31, 1997 are available for additional dividends to Eastern.

Included in obligations under capital leases is $20,702,000 of barge lease obligations having a weighted average interest rate of 10%. Minimum lease payments under these agreements are due in installments through 2003; principal payments due for the next five years amount to $4,351,000 in 1998, $4,793,000 in 1999, $5,280,000 in 2000, $4,228,000 in 2001, $1,695,000 in 2002, and $335,000
thereafter.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



(4)      LONG-TERM OBLIGATIONS AND CREDIT AGREEMENTS (CONTINUED)

         (b)      Credit Agreements

Eastern maintains a credit agreement with a group of banks which provides for the borrowing by Eastern and certain subsidiaries of up to $100,000,000 at any time through December 31, 2001. The Company's maximum available borrowings under the credit agreement are $50,000,000. The agreement requires a facility fee of 1/8 of 1% of the commitment. The Registrant had no borrowings outstanding under this agreement in 1996 or 1997. The interest rate for borrowings is the agent bank's prime rate or, at borrower's option, various alternatives.

         (c)      Consolidated Five Year Sinking Funds and Maturities

The aggregate annual sinking fund requirements and current maturities of long-term debt, including capital leases, for the next five years amount to $4,351,000 in 1998, $9,793,000 in 1999, and $10,280,000 in 2000, $9,228,000 in
2001, and $9,695,000 in 2002.

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

The following is a summary of the provision for income taxes:

                                              YEARS ENDED DECEMBER 31,
                                            ----------------------------
                                              1997      1996      1995
                                            -------    -------   -------
                                                    (000 OMITTED)
Current:
       Federal                              $ 5,564    $16,071   $15,569
       State                                   (227)     1,035     1,028
                                            -------    -------   -------
              Total Current Provision       $ 5,337    $17,106   $16,597

Deferred:
       Federal                              $ 3,301    $   460   $   765
       State                                   (174)         -       230
                                            -------    -------   -------
                 Total Deferred Provision   $ 3,127    $   460   $   995
                                            -------    -------   -------

              Total Provision               $ 8,464    $17,566   $17,592
                                            =======    =======   =======

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



 (5)     INCOME TAXES (CONTINUED)


The following reconciles the statutory U.S. Federal Income Tax provision to the recorded income tax provision:

                                                YEARS ENDED DECEMBER 31,
                                           -----------------------------------
                                             1997         1996         1995
                                           ---------    ---------    ---------
                                                      (000 OMITTED)

Statutory rate                                   35%          35%          35%
Computed provision for income taxes
        at statutory Federal rate          $  8,781     $ 16,857     $ 16,850
Increase (decrease) from statutory
        rate resulting principally from:
    State taxes, net of Federal benefit        (261)         673          817
    Nondeductible expenses                       47           40           53
    Non taxable interest                          -         (126)        (128)
    Other, net                                 (103)         122            -
                                           --------     --------     --------
Provision for income taxes                 $  8,464     $ 17,566     $ 17,592
                                           ========     ========     ========




Significant items making up deferred tax liabilities and deferred tax assets including amounts classified as current, as of December 31, 1997 and 1996, are as follows:

                                           1997        1996
                                         --------    --------
                                             (000 OMITTED)
Assets:
    Post-retirement benefits             $  2,914    $  2,989
    Other                                   6,758       7,859
                                         --------    --------

        Total Deferred Tax Assets           9,672      10,848

Liabilities:
    Accelerated depreciation              (61,014)    (58,836)
    Other                                  (5,900)     (6,092)
                                         --------    --------

        Total Deferred Tax Liabilities   $(66,914)   $(64,928)
                                         --------    --------

             TOTAL DEFERRED TAXES        $(57,242)   $(54,080)
                                         ========    ========

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(6)      PROPERTY AND EQUIPMENT

     (a) Depreciation and Amortization - Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment which range from 2 to 40 years. Depreciation and amortization as a percentage of average depreciable assets was 3.6% in 1997 and 3.7% in 1996, respectively.

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

     (d) The following is the property value of leased barges under capitalized leases:

                                                 1997       1996
                                               -------     --------
                                                  (000 OMITTED)
          Assets:
Leased Barges                                  $ 55,887    $ 56,411
Less:  Accumulated Depreciation                 (45,624)    (43,063)
                                               --------    --------

TOTAL LEASED BARGES UNDER CAPITALIZED LEASES   $ 10,263    $ 13,348
                                               ========    ========


(7)      COMMITMENTS

The Company has entered into purchase commitments for new hopper barges to be delivered during 1998 totaling approximately $46 million.

The Company and its subsidiaries lease certain facilities, vessels and equipment under long-term operating leases which expire on various dates through 2079. The minimum rental commitment for noncancelable operating leases at December 31, 1997 is as follows:

                                                   MINIMUM
                 YEARS ENDING                   ANNUAL RENTAL
                 ------------                   -------------
                                                (000 OMITTED)

                      1998                    $     2,231
                      1999                          2,220
                      2000                          1,964
                      2001                          1,909
                      2002 - 2079                   5,673
                                                   ------

                      TOTAL                    $   13,997
                                               ==========


(8)      SIGNIFICANT CUSTOMERS

In 1997, one utility customer, The Cincinnati Gas and Electric Co., accounted for approximately 10% of the Company's total consolidated operating revenues. In addition, amounts due from Cincinnati Gas and Electric Co. comprised approximately 11% of the Company's trade accounts receivable as of December 31, 1997. No other customer, or group of customers under common control, accounted for more than 10% of revenues in 1997, 1996 or 1995.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(9)      FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments:

Cash, trade receivables and accounts payable: The carrying amounts approximate fair value because of the short maturity of these instruments.

Long-term debt: The fair value of long-term debt is estimated using discounted cash flow analyses based on the current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996 are as follows:

                                                     CARRYING           FAIR
                                                      AMOUNT            VALUE
                                                    -----------      -----------
                                                            (000 OMITTED)

                         DECEMBER 31, 1997

                         Long-term debt               $115,791         $130,451

                         DECEMBER 31, 1996

                         Long-term debt               $116,398         $137,940


(10)     UNAUDITED INTERIM FINANCIAL INFORMATION

The following table summarizes the Company's reported unaudited consolidated quarterly results of operations for the years ended December 31, 1997 and 1996.


                     MAR. 31   JUNE 30   SEPT. 30  DEC. 31
                     -------   -------   -------   -------
                                 (000 OMITTED)
1997
----
Revenues             $64,382   $68,113   $67,650   $69,114

Operating earnings   $ 5,425   $ 9,104   $10,060   $10,024

Net earnings         $ 2,126   $ 4,275   $ 5,125   $ 5,097


1996
----
Revenues             $75,879   $77,000   $74,497   $74,504

Operating earnings   $14,011   $15,612   $14,663   $14,129

Net earnings         $ 7,377   $ 8,086   $ 7,791   $ 7,343

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




(11)     EXTRAORDINARY ITEM - COAL MINERS RETIREE HEALTH CARE

In 1993, Midland's Parent, Eastern Enterprises ("Parent"), received notice from the Social Security Administration claiming that the Parent is responsible for health care and death benefit premiums for a certain group of retired coal miners and their beneficiaries under the federal Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act"). In 1995, 1996, and 1997 the Parent received further notices from the Social Security Administration for an additional group of retired coal miners and their beneficiaries. In 1993 and 1995, the Parent recorded extraordinary charges to provide for its estimated undiscounted obligations under the Coal Act with respect to the retired coal miners and their beneficiaries assigned to the Parent as discussed in the Parent's 1996 Annual Report. A portion of the assignments to the Parent is allegedly due to the Parent's relationship to a predecessor entity of Midland which is no longer in business.

The Parent's constitutional challenge to the Coal Act failed in the First Circuit Court of Appeals, which affirmed the federal district court's finding of constitutionality. However, the Parent's petition for a writ of certiorari in the Supreme Court was granted and oral argument will be heard in March 1998. The Parent has asserted a claim against Peabody Holding Company, Inc. ("Peabody"), to which the Parent sold its coal subsidiaries in 1987, that any liabilities under the Coal Act should be borne by Peabody and such subsidiaries. The Parent has posted security to delay payment of premiums pending the final outcome of its constitutional challenge. The Parent is also aware of several other lawsuits challenging the constitutionality of the Coal Act.

In 1995, Midland recorded a reserve of $4,600,000 ($2,990,000 after-tax) to provide for its estimated undiscounted obligations under the Coal Act. This after-tax amount of $2,990,000 was properly reflected as an extraordinary item. No additional reserve was recorded for 1996 or 1997, as the impact of the additional notices received in 1996 was offset by a decrease in the estimated rate of medical inflation. As of December 31, 1997 and 1996, $1.3 million and $1.1 million, respectively, of this reserve is included in Other current liabilities. Midland's obligation could range from a nominal amount to more than $8 million depending on the outcome of challenges to the constitutionality of the Coal Act or other factors including administrative review of assigned individuals, the availability of transfers from the Abandoned Mine Reclamation Fund to pay for the health care premiums of unassigned miners and their beneficiaries, the setting of premiums, medical inflation rates, Medicare reimbursements, other changes in government health care programs, and possible changes in the terms of, or repeal of, the Coal Act.

                                                                     SCHEDULE II

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                                 (000 OMITTED)



                                                         ADDITIONS       DEDUCTIONS
                                                    ------------------   ----------
                                                                           Charges
                                                                          for which
                                         Balance    Charged    Charged     Reserves    Balance
                                        Beginning   Costs &    to Other     Were        End of
                                         Of Year    Expenses   Accounts    Created       Year
                                         -------    --------   --------    --------    -------

1997
----
Allowances and reserves deducted
  from assets-
    Allowance for doubtful accounts      $    685         --         --    $    (20)   $    665
                                         ========   ========   ========    ========    ========

Reserves included in liabilities -
    Reserve for environmental expenses        915         --         --        (158)        757
    Reserve for insurance claims           11,881      6,248       (530)     (5,619)     11,980
    Reserve for post-retirement
        health care                         8,798      1,073         --      (1,302)      8,569
    Reserve for employee benefits           4,840      6,083         --      (6,440)      4,483
    Reserve for coal miners retiree
        health care                         4,600         --         --          --       4,600
                                         --------   --------   --------    --------    --------
        TOTAL OTHER RESERVES             $ 31,034   $ 13,404   $   (530)   $(13,519)   $ 30,389
                                         ========   ========   ========    ========    ========

1996
----
Allowances and reserves deducted
  from assets-
    Allowance for doubtful accounts      $    685         --         --          --    $    685
                                         ========   ========   ========    ========    ========

Reserves included in liabilities -
    Reserve for environmental expenses      1,051         --        (17)       (119)        915
    Reserve for insurance claims           13,037      6,596      1,972      (9,724)     11,881
    Reserve for post-retirement
        health care                         8,727      1,036         --        (965)      8,798
    Reserve for employee benefits           3,339      6,570         --      (5,069)      4,840
    Reserve for coal miners retiree
        health care                         4,600         --         --          --       4,600
                                         --------   --------   --------    --------    --------
        TOTAL OTHER RESERVES             $ 30,754   $ 14,202   $  1,955    $(15,877)   $ 31,034
                                         ========   ========   ========    ========    ========

1995
----
Allowances and reserves deducted
  from assets-
    Allowance for doubtful accounts      $    469   $    268         --    $    (52)   $    685
                                         ========   ========   ========    ========    ========

Reserves included in liabilities -
    Reserve for environmental expenses        754         --        297          --       1,051
    Reserve for insurance claims            8,809      8,063      5,876      (9,711)     13,037
    Reserve for post-retirement
        health care                         8,713        910         --        (896)      8,727
    Reserve for employee benefits           2,292      6,177        240      (5,370)      3,339
    Reserve for coal miners retiree
        health care                            --      4,600         --          --       4,600
                                         --------   --------   --------    --------    --------
        TOTAL OTHER RESERVES             $ 20,568   $ 19,750   $  6,413    $(15,977)   $ 30,754
                                         ========   ========   ========    ========    ========
