Form 10-Q
period 1998-03-31
MIDLAND ENTERPRISES INC /DE/
filed 1998-04-24
CIK 66029

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  March 31, 1998
                   --------------
                 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

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
--------------------------------------------------------------------------------
The number of shares of common stock of Midland Enterprises Inc. outstanding as of the date of this report was 15-1/2, all held by Eastern Enterprises.

Registrant meets the conditions set forth in general instructions H(1) (a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                                                (000 OMITTED)
                                                                      ----------------------------------
                                                                           FOR THE THREE MONTHS ENDED
                                                                     MARCH 31,                 MARCH 31,
                                                                        1998                      1997
                                                                      --------                  --------
REVENUES                                                               $ 62,658                  $ 64,382
                                                                       --------                  --------

OPERATING COSTS AND EXPENSES:
      Operating expenses                                               $ 43,159                  $ 46,526
      Depreciation and amortization                                       5,816                     5,656
      Selling, general & administrative expenses                          3,134                     2,506
      Overhead allocation from Parent                                       750                       725
      Taxes, other than income                                            3,712                     3,541
                                                                       --------                  --------
                                                                       $ 56,571                  $ 58,954
                                                                       --------                  --------
OPERATING EARNINGS                                                     $  6,087                  $  5,428
                                                                       --------                  --------
OTHER INCOME (EXPENSE):
      Interest income from Parent                                      $    904                  $  1,017
      Interest income other                                                  20                        10
      Gain (Loss) on sale of assets
          and other, net                                                     95                       (53)
                                                                       --------                  --------
                                                                       $  1,019                  $    974
                                                                       --------                  --------
INTEREST EXPENSE:
      Long-term debt                                                   $  3,302                  $  3,413
      Other, including amortization of
           debt expense                                                      47                        44
                                                                        --------                  --------
                                                                       $  3,349                  $  3,457
                                                                       --------                  --------
Earnings before income taxes                                           $  3,757                  $  2,945

Provision for Income taxes                                                1,369                       819
                                                                       --------                  --------

Earnings before extraordinary item                                     $  2,388                  $  2,126

Extraordinary item, net of tax                                           (1,465)                        -
                                                                       --------                  --------

NET EARNINGS                                                           $    923                  $  2,126
                                                                       ========                  ========




   The accompanying notes are an integral part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                    (000 OMITTED)
                                                              --------------------------------------------------------
                                                                 MARCH 31,             DEC. 31,             MARCH 31,
                                                                   1998                  1997                 1997
                                                                   ----                  ----                 ----
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                               $ 25,059              $     88            $     960
         Receivables-
                 Trade, net                                        16,201                18,207               15,068
                 Parent                                                 -                66,945               73,663
                 Other                                                760                   565                1,059
         Materials, supplies & fuel                                 8,412                 8,738                8,328
         Prepaid expenses                                           1,302                 1,722                1,086
                                                                 --------              --------            ---------
TOTAL CURRENT ASSETS                                             $ 51,734              $ 96,265            $ 100,164
                                                                 --------              --------            ---------


PROPERTY AND EQUIPMENT, AT COST                                  $657,154              $640,966            $ 625,132
         Less-accumulated depreciation                            338,314               333,489              324,101
                                                                 --------              --------            ---------

NET PROPERTY AND EQUIPMENT                                       $318,840              $307,477            $ 301,031
                                                                 --------              --------            ---------


OTHER ASSETS:
         Deferred pension charges                                $ 14,520              $ 14,520            $  13,845
         Other                                                      4,845                 5,033                4,069
                                                                 --------              --------            ---------

TOTAL OTHER ASSETS                                               $ 19,365              $ 19,553            $  17,914
                                                                 --------              --------            ---------


TOTAL ASSETS                                                     $389,939              $423,295            $ 419,109
                                                                 ========              ========            =========



   The accompanying notes are an integral part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                       (000 OMITTED)
                                                               ------------------------------------------------------------
                                                                MARCH 31,                 DEC. 31,                MARCH 31,
                                                                   1998                     1997                     1997
                                                                ---------                 --------                ---------

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
         Current portion of long - term debt                    $   4,451                $  4,351                $  4,079
         Accounts payable Parent                                   11,277                       -                       -
         Accounts payable trade                                    21,132                  18,199                   9,626
         Reserve for insurance claims                              11,990                  11,980                  13,289
         Interest payable                                           4,238                   3,944                   6,839
         Taxes payable                                              3,773                   4,176                   4,404
         Accrued expenses                                           3,977                   4,495                   5,048
         Other current liabilities                                 10,092                   9,119                   9,419
                                                                 --------                --------                --------
TOTAL CURRENT LIABILITIES                                       $  70,930                $ 56,264                $ 52,704
                                                                 --------                --------                --------

LONG-TERM DEBT                                                  $  82,787                $132,142                $136,081
                                                                 --------                --------                --------

RESERVES AND DEFERRED CREDITS:
         Deferred income taxes                                  $  58,915                $ 57,940                $ 56,099
         Unamortized investment tax credits                         2,407                   2,515                   2,870
         Post-retirement health care                                8,740                   8,569                   8,789
         Coal miners retiree health care                            3,250                   3,300                   3,450
         Other reserves                                             2,171                   2,057                   2,298
                                                                 --------                --------                --------
TOTAL RESERVES AND DEFERRED CREDITS                             $  75,483                $ 74,381                $ 73,506
                                                                 --------                --------                --------
STOCKHOLDER'S EQUITY:
         Common stock, $100 par value -
            Authorized shares - 1,000
            Issued shares - 15-1/2                              $       1                $      1                $      1
         Capital in excess of par value                            52,519                  52,519                  52,519
         Retained earnings                                        108,219                 107,988                 104,298
                                                                 --------                --------                --------

TOTAL STOCKHOLDER'S EQUITY                                      $ 160,739                $160,508                $156,818
                                                                 --------                --------                --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                      $ 389,939                $423,295                $419,109
                                                                =========                ========                ========




   The accompanying notes are an integral part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            (000 OMITTED)
                                                                                 ----------------------------------
                                                                                     FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31,                MARCH 31,
                                                                                    1998                    1997
                                                                                 ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                                $   923                $   2,126
      Adjustments to reconcile net earnings to
           net cash provided by operating activities:
           Extraordinary charge for early
                retirement of debt, net of tax                                      1,465                        -
           Depreciation and amortization                                            5,816                    5,656
           Deferred and current income taxes                                        1,036                      738
           Net (gain) loss on sale of assets                                            -                        4
           Other changes in assets and liabilities:
                Trade and other receivables                                         2,006                    2,165
                Materials, supplies & fuel                                            326                     (152)
                Accounts payable                                                    2,933                   (1,598)
                Accrued expenses and other current liabilities                      1,084                    3,063
                Other                                                                  27                    1,585
                                                                                 --------                ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                        $ 15,616                $  13,587
                                                                                 --------                ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                       $(17,608)               $    (907)
      (Increase) decrease in Parent receivable                                     78,222                   (9,800)
      Proceeds from asset dispositions                                                566                      722
                                                                                 --------                ---------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                 $ 61,180                $  (9,985)
                                                                                 --------                ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of long-term debt                                                $(51,133)               $  (1,139)
      Cash dividends paid to Parent                                                  (692)                  (1,594)
                                                                                 --------                ---------

NET CASH USED BY FINANCING ACTIVITIES                                            $(51,825)               $  (2,733)
                                                                                 --------                ---------
Net increase in cash and cash equivalents                                        $ 24,971                $     869

Cash and cash equivalents at beginning of period                                       88                       91
                                                                                 --------                ---------

Cash and cash equivalents at end of year period                                  $ 25,059                $     960
                                                                                 ========                =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest, net of amounts capitalized                                       $  2,997                $     620
      Income taxes                                                               $    332                $      80




   The accompanying notes are an integral part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998




   (1)  ACCOUNTING POLICIES

   It is Midland's opinion that the financial information contained in this report reflects all adjustments necessary to present a fair statement of the results for the periods reported, but such results are not necessarily indicative of results to be expected for the year, due to the somewhat seasonal nature of Midland's operations. All such adjustments were of a normal, recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein when read with the annual report for 1997 filed on Form 10-K are adequate to make the information presented not misleading.



   (2) DEBT

   In March 1998, the Company utilized the receivable from Parent to call $50 million of 9.9% First Preferred Ship Mortgage Bonds, due 2008. In extinguishing this debt, the Company recognized an extraordinary charge of $2.3 million pretax or $1.5 million net.

   Subsequent to March 31, 1998 the Company has entered into a treasury rate lock in order to hedge the interest rate on long-term debt anticipated to be issued in late 1998. The treasury rate lock is for $20 million at a 10-year treasury rate of 5.617%. Upon issuance of the debt, any gain or loss realized on the treasury rate lock will be amortized to interest expense over the term of the related debt.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

Weak export grain and coal markets continued to place downward pressure on spot and contract renewal rates, negatively affecting revenues as compared to a year ago. In addition, most of the Company's multi-year contracts contain fuel price adjustment mechanisms that, due to the decline in fuel prices since 1997, lowered rates accordingly. These factors combined to reduce first quarter revenues by 3% as compared to 1997. Offsetting the declines in revenues, were reduced operating costs mostly from improved river conditions, as compared to 1997, and the lower fuel prices. As a result, first quarter operating earnings increased 12% from 1997.

Thirty-year record flood levels in March of 1997 severely impacted operations on the Ohio River and its tributaries and significantly increased operating costs. Operating conditions in 1998 have been more seasonal in these areas. However, El Nino related weather patterns have caused delays and flooding in the Company's southeastern and gulf operations, impacting operating efficiencies and costs, while also reducing winter heating related coal demand throughout the Midwest.

The Company's first quarter tonnage increased 9% over 1997, while related ton miles declined 5%. Coal tonnage increased 19%, reflecting increased utility demand from existing customers as well as new multi-year industrial coal contracts. Weaker demand for export coal was partially offsetting. Coal ton miles however, were unchanged from 1997 reflecting shorter average trip lengths. Non-coal tonnage and ton miles declined 6% and 9%, respectively, as compared with 1997, primarily reflecting market softness for grain exports and reduced towing for other carriers.

As a result of the market and operating issues discussed above, earnings before extraordinary item for the first quarter increased 12% over 1997.

In March 1998, the Company recognized an extraordinary loss of $2.3 million pretax or $1.5 million net, on the early extinguishment of $50 million of First Preferred Ship Mortgage Bonds due 2008. This resulted in first quarter net earnings after the extraordinary item of $.9 million. (See Note 2 of Notes to Financial Statements).

In March 1998, a newly formed labor union called "Pilots Agree" called for a work stoppage for captains and pilots of all river towboats throughout the industry. The pilots and captains employed by the Company's subsidiaries are members of management and are not represented by any labor organization. The called industry work stoppage has had little impact on the Company's vessel operations thus far and management does not expect it to interfere materially with future operations.

OTHER

In March 1998, the United States Supreme Court heard oral arguments by Midland's parent, Eastern Enterprises in its challenge to the constitutionality of the Coal Industry Retiree Health Benefit Act of 1992. The Supreme Court's ruling is expected by June 30, 1998.

FORWARD-LOOKING INFORMATION

This report and other company reports and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance or concerning expected plans or future operations. The Company cautions that actual results and developments may differ materially from such projections or expectations.

Investors should be aware of important factors that could cause actual results to differ materially from the forward-looking projections or expectations. These factors include, but are not limited to: the effects of strategic initiatives on earnings and cash flow, changes in market conditions for barge transportation, adverse weather and operating conditions on the inland waterways, changes in economic conditions including interest rates and the value of the dollar versus other currencies, regulatory and court decisions, and developments with respect to the Company's previously-disclosed Coal Act liabilities. All of these factors are difficult to predict and are generally beyond the control of the Company.


LIQUIDITY AND CAPITAL RESOURCES

As discussed in Note 2, in March 1998, the Company utilized the receivable from Parent to call the $50 million First Preferred Ship Mortgage Bonds, due 2008.

The increases in cash and cash equivalents and the accounts payable-parent reflect short term balances in highly liquid investment instruments at March 31, 1998 which will be advanced to parent in the second quarter. Increases in accounts payable trade mainly reflects in process payments and liabilities owed to vendors for barges delivered or under construction as compared to first quarter 1997 which had no such activity.

Capital expenditures and dividends paid in the first quarter of 1998 were funded from cash provided by operating activities and the utilization of receivable from Parent. Planned 1998 capital expenditures are estimated at $48 million, the majority of which pertains to purchase commitments for new dry cargo barges. These purchases will be funded with cash provided from operating activities, as well as from new long-term debt financing. In this regard, the Company currently expects to borrow up to $75 million later in 1998 and has entered into a treasury rate lock in order to hedge the interest rate for $20 million of the debt, as discussed in Note 2 of Notes to Financial Statements.


                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibit 27 - Financial Data Schedule

      (b)  Reports on Form 8-K

           There were no reports on Form 8-K filed in the first quarter of 1998.

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



                                            MIDLAND ENTERPRISES INC.


                                            BY:  R. FAILLO
                                                 ---------------------------
                                                 R. FAILLO
                                                 VICE PRESIDENT
                                                 FINANCE AND TREASURER;
                                                 PRINCIPAL FINANCIAL OFFICER




   DATE: APRIL 24, 1998