Form 10-Q
period 1998-06-30
MIDLAND ENTERPRISES INC /DE/
filed 1998-07-24
CIK 66029

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  June 30, 1998
                   -------------

               or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________


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

                                      Yes   X       No
                                         ------       ------

The number of shares of common stock of Midland Enterprises Inc. outstanding as of the date of this report was 15 1/2, all held by Eastern Enterprises.

Registrant meets the conditions set forth in general instructions H(1) (a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                                                               1

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                              (000 OMITTED)
                                            -----------------------------------------------------------------------------------
                                                 FOR THE THREE MONTHS ENDED                    FOR THE SIX MONTHS ENDED
                                                JUNE 30,              JUNE 30,               JUNE 30,             JUNE 30,
                                                 1998                  1997                   1998                 1997
                                            ----------------     -----------------      -----------------    ------------------

REVENUES                                           $ 65,163              $ 68,113              $ 127,821             $ 132,495
                                            ----------------     -----------------      -----------------    ------------------

OPERATING COSTS AND EXPENSES:
      Operating expenses                           $ 44,156              $ 46,323               $ 87,315              $ 92,849
      Depreciation and amortization                   5,921                 5,667                 11,737                11,323
      Selling, general & administrative               3,030                 2,880                  6,164                 5,386
      Overhead allocation from Parent                   750                   725                  1,500                 1,450
      Taxes, other than income                        3,585                 3,415                  7,297                 6,956
                                            ----------------     -----------------      -----------------    ------------------
                                                   $ 57,442              $ 59,010              $ 114,013             $ 117,964
                                            ----------------     -----------------      -----------------    ------------------

OPERATING EARNINGS                                  $ 7,721               $ 9,103               $ 13,808              $ 14,531
                                            ----------------     -----------------      -----------------    ------------------

OTHER INCOME (EXPENSE):
      Interest income from Parent                      $ 86               $ 1,034                  $ 990               $ 2,051
      Interest income other                              37                     4                     57                    14
      Gain (Loss) on sale of assets
          and other, net                                 89                   (44)                   184                   (97)
                                            ----------------     -----------------      -----------------    ------------------

                                                      $ 212                 $ 994                $ 1,231               $ 1,968
                                            ----------------     -----------------      -----------------    ------------------
INTEREST EXPENSE:
      Long-term debt                                $ 2,044               $ 3,406                $ 5,346               $ 6,819
      Other, including amortization
           of debt expense                               39                    51                     86                    95
                                            ----------------     -----------------      -----------------    ------------------

                                                    $ 2,083               $ 3,457                $ 5,432               $ 6,914
                                            ----------------     -----------------      -----------------    ------------------

EARNINGS BEFORE INCOME TAXES                        $ 5,850               $ 6,640                $ 9,607               $ 9,585

PROVISION FOR INCOME TAXES                            2,106                 2,365                  3,475                 3,184
                                            ----------------     -----------------      -----------------    ------------------

EARNINGS BEFORE EXTRAORDINARY ITEMS                 $ 3,744               $ 4,275                $ 6,132               $ 6,401
                                            ----------------     -----------------      -----------------    ------------------

EXTRAORDINARY ITEMS, NET OF TAX:
   Credit for coal miners retiree
      health care (Note 2)                          $ 2,827                   $ -                $ 2,827                   $ -

    Loss on early retirement of
      debt (Note 3)                                       -                     -                 (1,465)                    -
                                            ----------------     -----------------      -----------------    ------------------

NET EARNINGS                                         $ 6,571               $ 4,275                $ 7,494               $ 6,401
                                            ================     =================      =================    ==================




                    The accompanying notes are an integral
                      part of these financial statements

                                                                               2

                                          MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                                                 CONSOLIDATED BALANCE SHEETS



                                                                                      (000 OMITTED)
                                                              ------------------------------------------------------------
                                                                  JUNE 30,               DEC. 31,               JUNE 30,
                                                                    1998                   1997                   1997
                                                              -------------         ------------            --------------
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                $     65              $     88              $     58
         Receivables
                 Trade, net                                         16,556                18,207                17,016
                 Parent                                               --                  66,945                73,576
                 Other                                               1,273                   565                 1,325
         Materials, supplies & fuel                                  7,497                 8,738                 7,992
         Prepaid expenses                                            2,926                 1,722                 1,081
                                                                  --------              --------              --------

TOTAL CURRENT ASSETS                                              $ 28,317              $ 96,265              $101,048
                                                                  --------              --------              --------


PROPERTY AND EQUIPMENT, AT COST                                   $664,262              $640,966              $623,720
         Less-accumulated depreciation                             342,831               333,489               327,255
                                                                  --------              --------              --------

NET PROPERTY AND EQUIPMENT                                        $321,431              $307,477              $296,465
                                                                  --------              --------              --------


OTHER ASSETS:
         Deferred pension charges                                 $ 14,520              $ 14,520              $ 13,845
         Other                                                       4,999                 5,033                 3,857
                                                                  --------              --------              --------

TOTAL OTHER ASSETS                                                $ 19,519              $ 19,553              $ 17,702
                                                                  --------              --------              --------


TOTAL ASSETS                                                      $369,267              $423,295              $415,215
                                                                  ========              ========              ========





                    The accompanying notes are an integral
                      part of these financial statements

                                                                               3
                                           MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                                                  CONSOLIDATED BALANCE SHEETS


                                                                                      (000 OMITTED)
                                                               --------------------------------------------------
                                                                 JUNE 30,              DEC. 31,          JUNE 30,
                                                                   1998                 1997              1997
                                                               -----------          -----------       -----------

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
            Current portion of long - term debt                 $  4,545            $  4,351            $  4,183
            Accounts payable Parent                                2,436                --                  --
            Accounts payable trade                                10,465              18,199              10,043
            Reserve for insurance claims                          11,918              11,980              13,326
            Interest payable                                       2,649               3,944               4,009
            Taxes payable                                          3,175               4,176               1,518
            Accrued expenses                                       3,923               4,495               4,888
            Other current liabilities                              9,841               9,119               9,707
                                                                --------            --------            --------

TOTAL CURRENT LIABILITIES                                       $ 48,952            $ 56,264            $ 47,674
                                                                --------            --------            --------

LONG-TERM DEBT                                                  $ 81,461            $132,142            $135,084
                                                                --------            --------            --------

RESERVES AND DEFERRED CREDITS:
            Deferred income taxes                               $ 61,063            $ 57,940            $ 57,552
            Unamortized investment tax credits                     2,306               2,515               2,747
            Post-retirement health care                            8,873               8,569               8,763
            Coal miners retiree health care                         --                 3,300               3,400
            Other reserves                                         2,110               2,057               2,108
                                                                --------            --------            --------

TOTAL RESERVES AND DEFERRED CREDITS                             $ 74,352            $ 74,381            $ 74,570
                                                                --------            --------            --------

STOCKHOLDER'S EQUITY:
            Common stock, $100 par value -
               Authorized shares - 1,000
               Issued shares  - 15 1/2                          $      1            $      1            $      1
            Capital in excess of par value                        52,519              52,519              52,519
            Retained earnings                                    111,982             107,988             105,367
                                                                --------            --------            --------

TOTAL STOCKHOLDER'S EQUITY                                      $164,502            $160,508            $157,887
                                                                --------            --------            --------


TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                      $369,267            $423,295            $415,215
                                                                ========            ========            ========



                    The accompanying notes are an integral
                      part of these financial statements

                                                                               4

                                      MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            (000 OMITTED)
                                                                              ------------------------------------------
                                                                                        FOR THE SIX MONTHS ENDED
                                                                                    JUNE 30,              JUNE 30,
                                                                                      1998                  1997
                                                                              ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                                  $  7,494              $  6,401
      Adjustments to reconcile net earnings to
           net cash provided by operating activities:
           Extraordinary items, net                                                   (1,362)                 --
           Depreciation and amortization                                              11,737                11,323
           Deferred and current income taxes                                             949                  (730)
           Net loss on sale of assets                                                      2                    40
           Other changes in assets and liabilities:
                Trade receivables                                                      1,651                  (288)
                Materials, supplies & fuel                                             1,241                   184
                Accounts payable                                                      (7,734)               (1,181)
                Accrued expenses and other current liabilities                           332                   484
                Other                                                                 (1,850)                1,537
                                                                                    --------              --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                           $ 12,460              $ 17,770
                                                                                    --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                          $(26,540)             $ (2,363)
      Decrease (increase) in Parent receivable                                        69,381                (9,713)
      Proceeds from asset dispositions                                                   725                 1,106
                                                                                    --------              --------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                    $ 43,566              $(10,970)
                                                                                    --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of long-term debt                                                   $(52,549)             $ (2,032)
      Cash dividends paid to Parent                                                   (3,500)               (4,801)
                                                                                    --------              --------

NET CASH USED BY FINANCING ACTIVITIES                                               $(56,049)             $ (6,833)
                                                                                    --------              --------

Net decrease in cash and cash equivalents                                           $    (23)             $    (33)

Cash and cash equivalents at beginning of period                                          88                    91
                                                                                    --------              --------

Cash and cash equivalents at end of period                                          $     65              $     58
                                                                                    ========              ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest, net of amounts capitalized                                          $  6,631              $  6,839
      Income taxes                                                                  $  2,468              $  3,575





                    The accompanying notes are an integral
                      part of these financial statements

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998


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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

(2) COAL MINERS RETIREE HEALTH CARE

On June 25, 1998 the U.S. Supreme Court ruled that the Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act") is unconstitutional as applied to Midland's parent, Eastern Enterprises.

In 1995, the Company had established a reserve of $4.6 million to fund its portion of Eastern's liability under the Coal Act. As a result of the Supreme Court's decision, the Company reversed this reserve, less associated expenses, resulting in an extraordinary gain of $4.3 million pre-tax or $2.8 million net in the second quarter of 1998.

(3) DEBT

In March 1998, the Company utilized the receivable from Parent to redeem $50 million of 9.90% First Preferred Ship Mortgage Bonds, due 2008. In extinguishing this debt, the Company recognized an extraordinary charge of $2.3 million pretax or $1.5 million net.

The Company has entered into forward treasury rate lock agreements in order to hedge the interest rate on long-term debt anticipated to be issued in late 1998. The treasury rate locks are for $75 million at a 10-year treasury rate of 5.68% with a final determination date of September 29, 1998. Upon issuance of the debt, any gain or loss associated with the treasury rate lock agreements will be amortized to interest expense over the term of the related debt.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


RESULTS OF OPERATIONS:

River transportation markets in the second quarter were nearly unchanged from those experienced in the first quarter of 1998. Weak demand for export coal and grain continued during the quarter, resulting in an over supply of barges and placing downward pressure on spot and contract renewal rates compared to 1997. The strengthening of the U.S. dollar and the economic problems in Southeast Asia have contributed to the export market weakness. Increased demand for domestic coal by electric utility and industrial customers offset much of the reduction in export volume. However, fuel prices, which continued to decline in the quarter, lowered rates in multi-year contracts that contain fuel price adjustment clauses. As a result of these factors, second quarter and year to date revenues declined by 4% compared to 1997.

El Nino-related storms in 1998, particularly in the Southeast and Gulf regions, continued to cause high water conditions and intermittent traffic delays. This resulted in increased vessel costs similar to the level caused by the record flooding on the Ohio River in the comparable period in 1997. In addition, fleet efficiency was negatively impacted by the lack of southbound export tonnage to the Gulf, as replacement tonnage did not produce equivalent pattern efficiency. Lower fuel costs partially offset the higher operating costs. As a result of these operational factors and the lower revenues discussed above, operating earnings declined 15% and 5% in the second quarter and year to date, respectively, compared to last year.

Second quarter and year to date tonnage increased 6% and 8%, respectively, while related ton miles declined 2% for the quarter and 4% year to date compared to 1997. The increased tonnage, with lower ton miles, reflects the Company's efforts to replace reductions in long-haul export tonnage with shorter haul domestic movements. Coal tonnage increased 10% and 14% for the quarter and first half, respectively, with coal tonnage under multi-year contracts to utility and industrial customers increasing over 20% in the quarter and 28% year to date. The reduced spot and export coal tonnage was partially offsetting. Non-coal tonnage was flat for the second quarter and 3% lower than for 1997 year to date, due to significantly lower grain shipments partially offset by increased aggregate tonnage and towing for others.

As a result of the lower operating earnings discussed above, partially offset by lower net interest expense, earnings before extraordinary items declined by $.5 million in the second quarter and $.3 million year to date compared to 1997.

In March 1998, the Company recognized an extraordinary loss of $2.3 million pretax or $1.5 million net of tax, on the early retirement of $50 million of First Preferred Ship Mortgage Bonds due 2008. In June of 1998, the U.S. Supreme Court upheld Eastern Enterprises' challenge to the constitutionality of the Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act") as applied to Eastern. Consequently, as discussed in Note 3 of Notes to Financial Statements, the Company reversed its Coal Act reserve resulting in an extraordinary gain of $4.3 million pre-tax or $2.8 million net in the second quarter of 1998.

As a result of the extraordinary items and other operating issues discussed above, net earnings improved by $2.3 million and $1.1 million, compared to 1997, for the quarter and year to date, respectively.

FORWARD-LOOKING INFORMATION

This report and other Company reports and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance or concerning expected plans or future operations. The Company cautions that actual results and developments may differ materially from such projections or expectations.

Investors should be aware of important factors that could cause actual results to differ materially from the forward-looking projections or expectations. These factors include, but are not limited to: the effects of strategic initiatives on earnings and cash flow, changes in market conditions for barge transportation, adverse weather and operating conditions on the inland waterways, changes in economic conditions including interest rates and the value of the dollar versus other currencies, and regulatory and court decisions. All of these factors are difficult to predict and are generally beyond the control of the Company.


LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 1998 the Company utilized the receivable from Parent to redeem the $50 million First Preferred Ship Mortgage Bonds, due 2008. Capital expenditures and dividends paid in the first half of 1998 were funded from cash provided by operating activities and the receivable from Parent. The decline in accounts payable from year-end 1997 reflects the absence of barge construction payments as the next order for new barges will not commence until the third quarter.

Total planned 1998 capital expenditures are estimated at $47 million, the majority of which pertains to purchase commitments for new dry cargo barges. Second half 1998 expenditures will be funded with cash provided from operating activities and short-term borrowings from Parent, as well as cash provided by expected new long-term debt financing. The Company currently expects to borrow $75 million later in 1998 to refinance the called debt and to fund capital expenditures for barges and other water transportation equipment during 1998 and 1999. The Company entered into treasury rate locks in order to hedge the interest rate for the anticipated debt, as discussed in Note 2 of Notes to Financial Statements.



                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K
          -------------------

          There were no reports on Form 8-K filed in the second quarter of 1998.

                                    SIGNATURE
                                    ---------


It is Midland's opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to present a fair statement of results for the periods reported; but such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of Midland's operations. All accounting policies have been applied in a manner consistent with prior periods. Such financial information is subject to year end adjustments and annual audit by independent public accountants.

Pursuant to the requirements of the Securities Exchange Act of 1934, Midland has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           MIDLAND ENTERPRISES INC.


                                           BY:  R. FAILLO
                                                --------------------------
                                                R. FAILLO
                                                VICE PRESIDENT
                                                FINANCE AND ADMINISTRATION;
                                                PRINCIPAL FINANCIAL OFFICER
                                                AND DULY AUTHORIZED OFFICER




   DATE:  JULY 24, 1998