Form 10-Q
period 1998-09-30
MIDLAND ENTERPRISES INC /DE/
filed 1998-10-30
CIK 66029

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  September 30, 1998
                  --------------------

                 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________to_______________________


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

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                    -----------------------------------------

                       CONSOLIDATED STATEMENTS OF EARNINGS
                       -----------------------------------

                                                                       (000 OMITTED)
                                          ------------------------------------------------------------------------
                                               FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                          ----------------------------------    ----------------------------------
                                              SEPT. 30,          SEPT. 30,          SEPT. 30,         SEPT. 30,
                                                1998               1997               1998               1997
                                          ----------------   ---------------    ---------------    ---------------

REVENUES                                  $        66,850    $        67,650    $       194,671    $       200,145
                                          ---------------    ---------------    ---------------    ---------------

OPERATING COSTS AND EXPENSES:
      Operating expenses                  $        45,134    $        45,027    $       132,449    $       137,876
      Depreciation and amortization                 5,942              5,656             17,679             16,979
      Selling, general & administrative             3,087              2,787              9,251              8,173
      Overhead allocation from Parent                 750                725              2,250              2,175
      Taxes, other than income                      3,517              3,395             10,814             10,351
                                          ---------------    ---------------    ---------------    ---------------
                                          $        58,430    $        57,590    $       172,443    $       175,554
                                          ---------------    ---------------    ---------------    ---------------

OPERATING EARNINGS                        $         8,420    $        10,060    $        22,228    $        24,591
                                          ---------------    ---------------    ---------------    ---------------

OTHER INCOME (EXPENSE):
      Interest income (expense)- Parent   $           (33)   $         1,168    $           957    $         3,219
      Interest income other                             6                 28                 63                 42
      Gain (loss) on sale of assets
          and other, net                               92                 (7)               276               (104)
                                          ---------------    ---------------    ---------------    ---------------
                                          $            65    $         1,189    $         1,296    $         3,157
                                          ---------------    ---------------    ---------------    ---------------
INTEREST EXPENSE:
      Long-term debt                      $         1,996    $         3,361    $         7,342    $        10,180
      Other, including amortization
           of debt expense                             42                 48                128                143
                                          ---------------    ---------------    ---------------    ---------------
                                          $         2,038    $         3,409    $         7,470    $        10,323
                                          ---------------    ---------------    ---------------    ---------------

EARNINGS BEFORE INCOME TAXES              $         6,447    $         7,840    $        16,054    $        17,425

PROVISION FOR INCOME TAXES                          2,323              2,716              5,798              5,900
                                          ---------------    ---------------    ---------------    ---------------

EARNINGS BEFORE EXTRAORDINARY ITEMS       $         4,124    $         5,124    $        10,256    $        11,525
                                          ---------------    ---------------    ---------------    ---------------

EXTRAORDINARY ITEMS, NET OF TAX:
   Credit for coal miners retiree
      health care (Note 2)                $          --      $          --      $         2,827    $          --

    Loss on early retirement of
      debt (Note 3)                                  --                 --               (1,465)              --
                                          ---------------    ---------------    ---------------    ---------------

NET EARNINGS                              $         4,124    $         5,124    $        11,618    $        11,525
                                          ===============    ===============    ===============    ===============



   The accompanying notes are an integral part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                    -----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                       (000 OMITTED)
                                         ------------------------------------------
                                           SEPT. 30,       DEC. 31,        SEPT. 30,
                                             1998            1997            1997
                                         ------------   ------------   ------------
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents       $        192   $         88   $      2,418
         Receivables                             --
                 Trade, net                    18,069         18,207         15,395
                 Parent                        57,759         66,945         75,146
                 Other                          1,482            565          1,149
         Materials, supplies & fuel             7,977          8,738          7,817
         Prepaid expenses                       3,116          1,722          3,038
                                         ------------   ------------   ------------

TOTAL CURRENT ASSETS                     $     88,595   $     96,265   $    104,963
                                         ------------   ------------   ------------


PROPERTY AND EQUIPMENT, AT COST          $    677,836   $    640,966   $    626,798
         Less-accumulated depreciation        347,981        333,489        329,337
                                         ------------   ------------   ------------

NET PROPERTY AND EQUIPMENT               $    329,855   $    307,477   $    297,461
                                         ------------   ------------   ------------


OTHER ASSETS:
         Deferred pension charges        $     14,520   $     14,520   $     13,845
         Other                                  5,453          5,033          3,691
                                         ------------   ------------   ------------

TOTAL OTHER ASSETS                       $     19,973   $     19,553   $     17,536
                                         ------------   ------------   ------------


TOTAL ASSETS                             $    438,423   $    423,295   $    419,960
                                         ============   ============   ============


   The accompanying notes are an integral part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                    -----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                 (000 OMITTED)
                                                  ------------------------------------------
                                                     SEPT. 30,     DEC. 31,       SEPT. 30,
                                                       1998          1997           1997
                                                  ------------   ------------   ------------

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
            Current portion of long - term debt   $      4,629   $      4,351   $      4,261
            Accounts payable trade                      14,708         18,199         10,670
            Reserve for insurance claims                10,571         11,980         12,522
            Interest payable                             4,171          3,944          6,779
            Taxes payable                                3,378          4,176          3,820
            Accrued expenses                             4,150          4,495          4,796
            Other current liabilities                    7,052          9,119          9,490
                                                  ------------   ------------   ------------

TOTAL CURRENT LIABILITIES                         $     48,659   $     56,264   $     52,338
                                                  ------------   ------------   ------------

LONG-TERM DEBT                                    $    148,620   $    132,142   $    133,469
                                                  ------------   ------------   ------------

RESERVES AND DEFERRED CREDITS:
            Deferred income taxes                 $     62,393   $     57,940   $     58,040
            Unamortized investment tax credits           2,211          2,515          2,627
            Post-retirement health care                  8,858          8,569          8,809
            Coal miners retiree health care               --            3,300          3,350
            Other reserves                               2,151          2,057          2,158
                                                  ------------   ------------   ------------

TOTAL RESERVES AND DEFERRED CREDITS               $     75,613   $     74,381   $     74,984
                                                  ------------   ------------   ------------

STOCKHOLDER'S EQUITY:
            Common stock, $100 par value -
               Authorized shares - 1,000
               Issued shares  - 15 1/2            $          1   $          1   $          1
            Capital in excess of par value              52,519         52,519         52,519
            Retained earnings                          113,011        107,988        106,649
                                                  ------------   ------------   ------------

TOTAL STOCKHOLDER'S EQUITY                        $    165,531   $    160,508   $    159,169
                                                  ------------   ------------   ------------


TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY        $    438,423   $    423,295   $    419,960
                                                  ============   ============   ============


   The accompanying notes are an integral part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                    -----------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                                            (000 OMITTED)
                                                                              ---------------------------------
                                                                                    FOR THE NINE MONTHS ENDED
                                                                                   SEPT. 30,         SEPT. 30,
                                                                                     1998              1997
                                                                              ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
      Net earnings                                                               $     11,618    $     11,525
      Adjustments to reconcile net earnings to
           net cash provided by operating activities:
           Extraordinary items, net                                                    (1,362)           --
           Depreciation and amortization                                               17,679          16,979
           Deferred and current income taxes                                            2,447           2,144
           Net loss on sale of assets                                                       2              40
           Other changes in assets and liabilities:
                Trade receivables                                                         138           2,954
                Materials, supplies & fuel                                                761             359
                Accounts payable                                                       (3,491)           (554)
                Accrued expenses and other current liabilities                         (2,020)          2,056
                Other                                                                  (2,641)          (1,696)
                                                                                 ------------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                        $     23,131    $     33,807
-----------------------------------------                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
      Capital expenditures                                                       $    (41,091)   $     (9,683)
      Decrease (increase) in Parent receivable                                          9,186         (11,283)
      Proceeds from asset dispositions                                                    850           1,698
                                                                                 ------------    ------------

NET CASH USED BY INVESTING ACTIVITIES                                            $    (31,055)   $    (19,268)
                                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of long-term debt                                                $    (53,896)   $     (3,569)
      Issuance of long-term debt                                                       68,519            --
      Cash dividends paid to Parent                                                    (6,595)         (8,643)
                                                                                 ------------    ------------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                 $      8,028    $    (12,212)
                                                                                 ------------    ------------

Net increase in cash and cash equivalents                                        $        104    $      2,327
Cash and cash equivalents at beginning of period                                           88              91
                                                                                 ------------    ------------

Cash and cash equivalents at end of period                                       $        192    $      2,418
                                                                                 ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------
 Cash paid during the period for:
      Interest, net of amounts capitalized                                       $      7,104    $      7,414
      Income taxes                                                               $      3,381    $      3,377



   The accompanying notes are an integral part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

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

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

   In 1995, the Company had established a reserve of $4.6 million to fund its portion of Eastern's liability under the Coal Act. As a result of the Supreme Court's decision, the Company reversed this reserve, less associated expenses, resulting in an extraordinary gain of $4.3 million pretax or $2.8 million net in the second quarter of 1998.

   (3) DEBT

   In March 1998, the Company utilized the receivable from Parent to redeem the $50 million of 9.9% First Preferred Ship Mortgage Bonds, due 2008. In extinguishing this debt, the Company recognized an extraordinary charge of $2.3 million pretax or $1.5 million net.

   On September 29, 1998, the Company issued $75 million of 6.25% First Preferred Ship Mortgage Bonds at a discount of .69%, maturing October 1, 2008. The Company entered into Forward Treasury Lock Agreements in order to hedge the interest rate of the new debt issue during the second and third quarters of 1998. These agreements resulted in hedging costs of approximately $6.0 million, which will be amortized over the life of the debt, along with the bond discount, as interest expense and resulted in an effective annual interest rate on the debt of approximately 7.50%. After payment of the hedge cost, the net proceeds of the debt were approximately $68.5 million. Debt proceeds were advanced to Parent and will be used to fund current and future capital expenditures for barges and other water transportation equipment.

         2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
----------------------

The third quarter began with a continuation of the weak transportation markets experienced during the first and second quarters. Export demand for coal and grain remained weak due to the strong U. S. dollar and economic problems in Southeast Asia. Barge demand strengthened in the middle of the third quarter on increased orders from electric utilities and industrial coal customers coupled with stronger imports of steel-related products in the Gulf. Anticipation of a large grain harvest, as compared to 1997, began to move spot rates higher, although rates generally remain below 1997 levels. Concurrently, operating conditions deteriorated as dry conditions and low water in the Ohio Valley caused prolonged lock delays and groundings on the Company's main trade routes. In addition, several tropical storms in the Southeastern U.S. caused flooding in southern segments of the river system during much of September. Consequently, the Company's inland and gulf operations were significantly disrupted, lowering production and revenues and increasing costs. Lower fuel prices throughout 1998 decreased rates on multi-year contracts containing fuel price adjustment clauses, thus reducing revenues. As a result, revenues for the third quarter and year-to-date declined 1% and 3%, respectively, compared to 1997.

Third quarter operating expenses increased as additional owned and chartered equipment was employed to help offset the productivity lost from low water lock delays in the Ohio Valley as well as the weather delays in the Gulf. These weather-related issues in the third quarter, added to an already disruptive shipping season from heavy rains associated with El Nino-related storms earlier in the year, increasing operating costs above those incurred in 1997. Weak demand for export grain and coal throughout 1998 also disrupted pattern efficiency, which increased operating costs. These higher costs were partially offset by lower fuel prices. Depreciation expense and taxes increased mainly from new barge purchases while increased salaries and benefits resulted in higher administrative costs. These factors, in addition to the lower revenues, decreased operating earnings by $1.6 million and $2.3 million, respectively, for the third quarter and year-to-date, as compared to last year.

Tonnage transported in the third quarter and first nine months increased 6% and 7%, respectively, compared to the same periods in 1997, despite the operating delays discussed above. Third quarter ton miles were flat with 1997, while year-to-date ton miles were 3% below the prior year level. The tonnage increases primarily reflect replacement of reductions in long-haul export tonnage with shorter haul domestic movements of coal and aggregates. Coal tonnage shipped under multi-year contracts with utility and industrial customers increased 18% and 24%, respectively, for the quarter and year-to-date, compared to 1997. Reduced spot domestic and export coal tonnage was partially offsetting. Shipments of non-coal tonnage increased 7% for the third quarter but were unchanged, compared to 1997 year-to-date.

As a result of the lower operating earnings discussed above, partially offset by lower net interest expense, earnings before extraordinary items declined by $1.0 million in the third quarter and $1.3 million year-to-date compared to 1997.

In March 1998, the Company recognized an extraordinary loss of $2.3 million pretax or $1.5 million net of tax, on the early retirement of $50 million of First Preferred Ship Mortgage Bonds due 2008. In June of 1998, the U. S. Supreme Court upheld Eastern Enterprises' challenge to the constitutionality of the Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act") as applied to Eastern. Consequently, as discussed in Note 2 to Financial Statements, the Company reversed its Coal Act reserve resulting in an extraordinary gain of $4.3 million pretax or $2.8 million net in the second quarter of 1998.

As a result of the operating issues discussed above, net earnings for the third quarter declined $1.0 million from 1997. However, including the extraordinary items discussed above, net earnings for the first nine months of 1998 were $.1 million above last year.


YEAR 2000 ISSUES
----------------

STATE OF READINESS

The Company has assessed the impact of the year 2000 issue with respect to its Information Technology ("IT") systems and non-IT (embedded chip technology) systems as well as the Company's exposure to significant third party risks. Accordingly, the Company has completed substantial elements of an enterprise wide action plan to replace or modify existing systems and technology as required and to help assure itself that its major customers and critical vendors are also addressing these issues.

With respect to IT systems, the Company has accomplished a significant portion of the tasks for year 2000 compliance, including the purchase, accelerated to 1997, of a year 2000 compliant mainframe computer. The Company has since tested and modified, where appropriate, all mainframe-based programs including the Company's "mission critical" mainframe systems. As of September 30, 1998 the new mainframe and year 2000 compliant programs are operating online.

The Company has tested all server-based systems. Modifications have been completed for all systems except Accounts Receivable, which is scheduled for completion in the second quarter of 1999.

The Company's personal computers (PC's) and desktop applications are replaced and upgraded on a regular basis. Testing and replacement of PC hardware and software is over 50% accomplished, and is scheduled for completion by June 1999. PC resident spreadsheets and programs are generally not "mission critical" applications to the Company's operation.

With respect to non-IT systems, (embedded chip) the Company's major operating assets and their sub-systems were reviewed for embedded chip technology. Based on this review and actions taken, management believes year 2000 issues in regards to internal chip technology will not impair its operating assets.

COST OF YEAR 2000 REMEDIATION

The Company expects that the cost of year 2000 compliance will approximate $2 million as detailed in the following chart. This includes purchased software and hardware as well as internal costs.

  (in millions)                Cost to Date              Expected Future Cost
--------------------------------------------------------------------------------
     Capital                       $0.9                            --
     Expense                       $0.7                          $0.4


RISK OF YEAR 2000 ISSUES

The Company has assessed the most reasonable likely worst case year 2000 scenario. Given the Company's efforts to minimize the risk of internal year 2000 non-compliance, the Company believes its worst case scenario would involve infrastructure disruption through failure of river dependent lock and dam operations, rail services to docks and terminals, and telecommunications or electrical systems. In such instances, the Company would have to enact disaster recovery plans, use wireless communications and seek alternate routes of navigation to the extent possible. Major delays to river traffic and customers could result with loss of revenues dependent on their duration.

Third party risk has been assessed by the Company with a plan established to assure critical suppliers, services and customers are actively working on or have achieved year 2000 compliance. The Company has identified its critical areas of third party risk to include providers of telecommunications services for voice and data transmissions, rail services to river served docks, diesel fuel to power towboats, banking services to execute business transactions and river navigation through the operation of locks and dams. The Company is actively seeking written confirmation from these businesses and others as to their year 2000 readiness and has received some written assurances as to vendor compliance and is pursuing the remainder. To the extent any supplier of critical goods or services cannot guarantee their year 2000 readiness, backup providers will be located by the second quarter of 1999 to help assure continuity of supply.

With respect to third party risk, telecommunication services are available from several vendors and therefore provide the Company various backup alternatives to help mitigate risk. The existence of several diesel fuel suppliers provides alternatives should any encounter failure. Also, the Company keeps inventories of diesel fuel and other key supplies at several locations.

Based on correspondence with the Company's two primary banks, letters of year 2000 compliance are expected within the next few months. Therefore, the Company believes these issues will be resolved in the near term. The extent that the lock and dam system is subject to year 2000 risk is presently unknown. However, their failure to perform would result in major traffic disruptions and delays. The Army Corps of Engineers is in the process of assuring year 2000 readiness and the Company is awaiting their response to our request for compliance.

Rail services to terminals and docks bring basic commodities to the river for barging. Since customers' contract for rail services directly, the Company must rely on its customers to assure continuity of rail service to their facilities.

Management is continuing its pursuit of these issues and assessing risk and alternatives as required and anticipates that business disruptions will be minimized by the actions taken and planned over the next several months. However, management cannot guarantee that such actions will prevent all or any year 2000 issue disruptions to the business, its customers or suppliers.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the first nine months, cash flow from operating activities remained strong but was impacted by lower cash operating earnings, reduced accounts payable related mainly to settlement of barge purchase liabilities at December 31, 1997, increased prepaid expenses and the favorable resolution of insurance liabilities and elimination of associated reserves.

Capital expenditures and dividends paid in the first nine months of 1998 were funded from cash provided by operating activities and the receivable from parent. Total capital expenditures for 1998 are estimated at $48 million, the majority of which pertains to the purchase of new dry cargo barges.

In the first quarter of 1998, the Company utilized the receivable from parent to redeem the $50 million of 9.9% First Preferred Ship Mortgage Bonds, due 2008. In the third quarter of 1998, the Company issued $75 million of 6.25% First Preferred Ship Mortgage Bonds due October 1, 2008. As discussed in Note 3 of Notes to Financial Statements, the proceeds from the bonds, net of a .69% discount and payment of interest rate hedge costs, were $68.5 million. The proceeds were advanced to Parent, and will be used to fund current and future capital expenditures for barges and other water transportation equipment.

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

Investors should be aware of important factors that could cause actual results to differ materially from the forward-looking projections or expectations. These factors include, but are not limited to: the effects of strategic initiatives on earnings and cash flow, changes in market conditions for barge transportation, adverse weather and operating conditions on the inland waterways, the timetable for and cost to complete the Company's year 2000 plans, the impact of third parties' year 2000 issues, changes in economic conditions including interest rates and the value of the dollar versus other currencies, changes in fuel prices, and regulatory and court decisions. All of these factors are difficult to predict and are generally beyond the control of the Company.



                           PART II. OTHER INFORMATION


   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


       (a)   Exhibit 27 - Financial Data Schedule

       (b)   Reports on Form 8-K

             There were no reports on Form 8-K filed in the third quarter of 1998.

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




                                             MIDLAND ENTERPRISES INC.


                                             BY: /s/ R. Faillo
                                             ------------------------------
                                             R. Faillo
                                             Vice President
                                             Finance and Treasurer;
                                             Principal Financial Officer
                                             and Duly Authorized Officer




   Date:  October 30, 1998