Form 10-K405
period 1998-12-31
MIDLAND ENTERPRISES INC /DE/
filed 1999-03-08
CIK 66029

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

         For the fiscal year ended December 31, 1998
                                   ---------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from                   to
                                       -------------------  --------------------

         Commission file number 2-39895
                                ------------------------------------------------

                            Midland Enterprises Inc.
         -----------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      Delaware                                    04-2284434
         -------------------------------                     -------------------
         (STATE OF OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

            300 Pike Street; Cincinnati, Ohio                         45202
         ---------------------------------------                   ----------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

         Registrant's telephone number, including area code 513-721-4000
                                                            --------------------
         Securities registered pursuant to Section 12(b) of the Act:

                TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON
                                                          WHICH REGISTERED

         -------------------------------          ------------------------------

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

         March 8, 1999 - 15-1/2 Shares
         -----------------------------------------------------------------------

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

                                     PART I


ITEM 1.  BUSINESS

(a)      GENERAL

Midland Enterprises Inc. (the "Registrant"), incorporated under the laws of the State of Delaware in 1961, is a wholly-owned subsidiary of Eastern Enterprises ("Eastern") of Weston, Massachusetts. The Registrant is primarily engaged, through wholly-owned subsidiaries, in the operation of a fleet of towboats, tugboats and barges, principally on the Ohio and Mississippi Rivers and their tributaries, the Gulf Intracoastal Waterway and in the Gulf of Mexico. The Registrant's barge line subsidiaries transport bulk commodities, a major portion of which is coal. The Registrant, through other subsidiaries, also performs repair work on marine equipment, operates coal dumping terminals and a phosphate rock and phosphate chemical fertilizer terminal, and provides refueling and barge fleeting services.

Substantially all of the barges, towboats and tugboats operated by the Registrant's barge line subsidiaries are owned by and chartered from the Registrant. Approximately half of the Registrant's barges are mortgaged or leased and the payments under related charter agreements with its subsidiaries are pledged to secure associated long-term debt.

The Registrant's barge line subsidiaries are The Ohio River Company ("ORCO"), Orgulf Transport Co. ("Orgulf"), Red Circle Transport Co. ("Red Circle"), and Orsouth Transport Co.("Orsouth"). The Registrant's other principal subsidiaries, all of whose outstanding stock is owned by the Registrant, are Eastern Associated Terminals Company ("EATCO"), Hartley Marine Corp. ("Hartley"), The Ohio River Terminals Company ("ORTCO") and Capital Marine Supply, Inc. ("Capital Marine").


(b)      INDUSTRY SEGMENTS

The Registrant's only reportable industry segment is barge transportation.



(c)      (1)      (i)               PRINCIPAL SERVICES AND MARKETS

ORCO is the largest of the Registrant's subsidiaries, accounting for 58% of the Registrant's total 1998 tonnage transported. ORCO operates principally on the Ohio River and certain of its tributaries. The principal commodity transported by ORCO is coal, primarily for electric utilities. Grain, stone, sand, gravel, iron, steel, scrap, and coke are the other groups of commodities that ORCO carries in significant amounts. ORCO leases office facilities in Cincinnati, Ohio.

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

Red Circle is engaged primarily in the offshore transportation of phosphate rock in the Gulf of Mexico and grain from Louisiana to Puerto Rico. EATCO operates a terminal on leased land at Tampa, Florida. Hartley operates shipyard facilities at Paducah, Kentucky, sells fuel at Point Pleasant, West Virginia, and provides towing services principally on the Ohio River and its tributaries. ORTCO owns and operates a coal dumping facility in Huntington, West Virginia. Capital Marine leases and operates several barge fleeting facilities near New Orleans, Louisiana and provides various port services on the Mississippi River.

Tonnage transported by the Registrant's subsidiaries was 59.9 million in 1998,
57.0 million in 1997 and 65.5 million in 1996. Tonnage in 1998 was 5% over 1997 as a result of increased shipments by contract coal customers and new aggregate business acquired in 1998, partly offset by lower grain and export coal demand. Tonnage in 1997 declined 13% from 1996 primarily as a result of the non-renewal of several multi-year utility coal contracts, unplanned plant outages for several customer accounts, and lower demand from export coal and grain markets.

The following table summarizes the ton miles of cargo transported by the Registrant's subsidiaries for the period 1996 - 1998:

                                           Ton miles Transported (in billions)
                                           -----------------------------------
                                               1998        1997      1996
                                               ----        ----      ----
Coal.............................              13.2        13.6      15.7
Grain............................               3.7         4.5       4.8
Other*...........................              15.2        15.0      15.6
                                               ----        ----      ----

Total Ton miles..................              32.1        33.1      36.1
                                               ====        ====      ====

* Other includes sand, stone, gravel, iron, scrap, steel, coke, phosphate, towing for others, and other dry cargo.

Ton miles are the product of tons and distance transported. In 1998, ton miles declined 3% primarily due to an 8% decline in the average length of haul, resulting from lower demand for coal and grain exports. In 1997, ton miles declined 8% due to the lower tonnage, as discussed above, partially offset by longer average hauls, particularly for coal. In addition to changes in ton miles transported, Registrant's revenues and net earnings are affected by other factors such as competitive conditions, weather, and the segment of the river system traveled. In 1997 and again in 1998, river navigation was significantly affected by weather conditions. In 1998, multiple tropical storms, flooding, and lock delays affected operations while record flooding, ice and lock repairs slowed production and reduced tonnage levels in 1997. See "Seasonality and Competition".


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

(c)      (1)      (vii)             CUSTOMERS

In 1998, the Cincinnati Gas and Electric Company., a subsidiary of Cinergy Corp. and the combined revenues from Gulf Power Company and Mississippi Power Company, subsidiaries of The Southern Company, each accounted for more than 10% of the Registrant's consolidated revenues under multi-year coal transportation agreements. In 1997, only one customer, The Cincinnati Gas and Electric Company., accounted for approximately 10% of the Registrant's consolidated revenues. No other customer, or group of customers under common control, accounted for more than 10% of revenues in 1998, 1997 or 1996. On the basis of past experience and its competitive position, the Registrant considers that the loss of several of its subsidiaries' largest customers simultaneously, while possible, is unlikely to happen. The Registrant's subsidiaries have multi-year transportation and terminalling contracts that expire at various dates from March 2000 through December 2007. During 1998, approximately 48% of the Registrant's consolidated revenues resulted from these contracts. A substantial portion of the contracts provide for rate adjustments based on changes in various costs, including diesel fuel costs, and, additionally, contain "force majeure" clauses which excuse performance by the parties to the contracts when performance is prevented by circumstances beyond their reasonable control. Some of these contracts have provisions for termination for specified causes, such as material breach of the contract, environmental restrictions on the burning of coal, or loss by the customer of an underlying commodity supply contract. Penalties for termination for such causes are not generally specified. However, some contracts provide that in the event of an uncured material breach by Registrant's subsidiary, which results in termination of the contract, Registrant's subsidiary would be responsible for reimbursing its customer for the differential between the contract price and the cost of substituted performance.



(c)      (1)      (viii)            BACKLOG

The backlog of transportation and terminalling business under multi-year contracts is summarized in the next table:

December 31,                                                            1998                1997
                                                                       ------              ------
Tons (in millions)                                                      128.4               123.2
Revenues (in millions)                                                 $496.6              $412.1
Portions of revenue backlog not expected to be filled
  within the current fiscal year                                           74%                 66%

The 1998 revenue backlog (which is based on contracts that extend beyond December 31, 1999) is shown at prices current as of December 31, 1998, which are subject to escalation/de-escalation provisions. Since services under many of the multi-year contracts are based on customer requirements, Registrant has estimated its backlog based on its forecast of the requirements of these contract customers. The 4% increase in tonnage backlog from 1997 mainly reflects new multi-year agreements entered into by the Registrant's subsidiaries, in addition to extended terms on current multi-year contracts. Partially offsetting these increases are declines reflecting the elapsing terms of other current contracts as they draw closer to maturity, including those excluded from the calculation as they enter their final year. The 21% increase in revenue backlog is mainly due to the mix change of the forecasted backlog tonnage, as longer haul commodities generally are higher rated. The increased backlog tonnage was also a factor. Electric utilities, which traditionally have entered into multi-year transportation and coal supply agreements, have shortened the term of some agreements for a variety of reasons including the Clean Air Act requirements and the trend towards deregulation of the electric power industry. These factors have also led to changes in the sourcing of coal by utilities, leading to changes in traffic patterns.




(c)      (1)      (ix)              GOVERNMENT CONTRACTS

The Registrant has no material portion of business subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

(c)      (1)      (x)               COMPETITION

The Registrant's inland marine transportation business competes on the basis of price, service and equipment availability. The Registrant's primary competitors include other barge lines and railroads. There are a number of companies offering barge transportation services on the waterways served by the Registrant. Competition between barge lines intensifies as barge supply exceeds demand. During the past few years, barge supply has increased as the barge industry has built more barges than it has retired. Partially offsetting has been the poor operating conditions due to weather and lock delays which consume barge days and have offset some the additional capacity. In addition, the strength of the U.S. dollar and weak foreign economies have reduced demand for U.S. exports of coal and grain in 1997 and 1998. As a result of these factors and lower fuel costs in 1998, market rates have fallen as competition has intensified.

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


(c)      (1)      (xiii)            EMPLOYEES

As of December 31, 1998, the Registrant and its subsidiaries employed approximately 1,300 persons, of whom approximately 29% are represented by labor unions. One of the Registrant's collective bargaining agreements, covering approximately 100 employees, expires in 1999.

(d)                                 FOREIGN OPERATIONS

The Registrant does not engage in material operations in foreign countries, and no material portion of Registrant's revenues is derived from customers in foreign countries.



ITEM 2.  PROPERTIES

(a) As of December 31, 1998, the Registrant's floating equipment consisted of 2,414 barges and 87 boats. See "Principal Services and Markets" for other owned or leased properties.

         Capital expenditures for the Registrant in 1998 totaled approximately $47 million. These expenditures were made principally for the purchase of new barges and for renewal of equipment.

(b)      Not applicable.



ITEM 3.  LEGAL PROCEEDINGS

Information with respect to certain legal proceedings may be found in Note 10 of Notes to Consolidated Financial Statements. Such information is incorporated herein by reference.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not required.




                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
           MATTERS

The Registrant's common stock is held solely by Eastern and is not traded in any market. Dividends were declared in the amount of $7,391,409 in 1998 and $12,467,373 in 1997.

The payment of dividends is subject to the restrictions described in Note 3 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

Not required. Reference Management Narrative Analysis following Item 7. The Registrant meets the conditions set forth in General Instruction J (1) (a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS


1998 COMPARED TO 1997

As a result of slightly lower ton mile production and a weaker rate environment, revenues in 1998 declined $8.1 million or 3%. A strong U.S. dollar and economic problems in Asia combined to significantly reduce export grain and coal demand while a slowing steel sector in the U.S. placed additional downward pressure on spot and renewing contract rates. Declining fuel prices decreased rates on multi-year contracts containing fuel price adjustment clauses, although partially compensating was the favorable impact on operating costs. Despite the warm winter in 1998, significantly higher shipments of coal under multi-year contracts for utility and industrial accounts offset much of these revenue reductions.

Tonnage transported in 1998 increased 5% over 1997, while ton miles declined 3%, reflecting the reduced long haul import/export tonnage. Consequently, the average length of haul declined 8% in 1998. Total coal tonnage increased 8%, with coal tonnage shipped under multi-year contracts to utility customers increasing 12%. Coal ton miles declined 3%, however, due to the decline in long haul export and spot coal shipments. Non-coal tonnage increased 1%, while related ton miles were off 4% from 1997, as reduced export grain, scrap and steel shipments were offset with more local movements of aggregates and coke.

For the second straight year, extreme weather conditions significantly increased operating costs and negatively impacted productivity. While 1997 experienced record spring flooding on the Ohio River, multiple tropical storms and hurricanes in the southeastern U.S. continually disrupted nearby inland and Gulf of Mexico operations in 1998. In addition, the Ohio Valley experienced extended periods of low water conditions, resulting in prolonged lock delays and mandated traffic restrictions. These operating difficulties, in addition to changes in traffic patterns from the reduced export demand, lowered fleet productivity and materially increased operating expenses. Lower fuel prices, which dropped 23% in 1998, were partially offset by rising labor costs and higher vessel maintenance expense. Increased depreciation and taxes mainly reflect new barge purchases, while increased compensation and technology costs resulted in higher administrative expenses. Reflecting the above operating and market issues, operating earnings declined $8.0 million as compared to 1997. Earnings before extraordinary items declined $5.3 million from 1997 reflecting the lower operating earnings discussed above, partly offset by lower net interest expense.

In March 1998, the Registrant recognized an extraordinary loss of $2.3 million pretax or $1.5 million net of tax, on the early retirement of $50 million of First Preferred Ship Mortgage Bonds due 2008. In June of 1998, the U. S. Supreme Court upheld Eastern Enterprises' challenge to the constitutionality of the Coal Industry Retiree Benefit Act of 1992 ("Coal Act") as applied to Eastern. Consequently, as discussed in Note 10 to Financial Statements, the Registrant reversed its Coal Act reserve resulting in an extraordinary gain of $4.3 million pre-tax or $2.8 million net of tax, in the second quarter of 1998.

Net earnings as a result of the extraordinary items and the operating and market issues as discussed above, declined $3.9 million as compared to 1997.


1997 COMPARED TO 1996

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


YEAR 2000 ISSUES

STATE OF READINESS

The Registrant has assessed the impact of the year 2000 issue with respect to its Information Technology ("IT") systems and non-IT (embedded chip technology) issues as well as the Registrant's exposure to significant third party risks. Accordingly, the Registrant has completed substantial elements of an enterprise-wide project plan to replace or modify existing systems and technology as required. To help assure itself that its major customers and critical vendors are also addressing these issues, the Registrant is actively seeking written confirmation of third party readiness.

With respect to IT systems, the Registrant has accomplished a significant portion of its project plan. The Registrant has purchased and is operating a year 2000 compliant mainframe computer and has since tested, modified or replaced where appropriate, substantially all mainframe-based "mission critical" programs including the Registrant's core applications for traffic & dispatch, customer information and most financial systems. The Registrant has also identified all server and personal computer based programs and hardware possibly impacted. Replacement or modifications have been completed for substantially all of these systems except Accounts Receivable and several administrative systems, which are scheduled for completion by mid-1999.

With respect to non-IT systems, the Registrant's major operating assets and their sub-systems were reviewed for embedded chip technology. Based on this review and actions taken, management believes year 2000 issues in regard to internal chip technology will not impair its operating assets.


COST OF YEAR 2000 ISSUES

The Registrant expects that the cost of year 2000 compliance will approximate $2.1 million as detailed in the following chart. This includes the cost of purchased software and hardware, consulting, as well as internal staff deployed to this project. Based on management's current estimates, the future costs are expected to be substantially complete by the end of the second quarter of 1999.

($ Millions)          Cost to Date                  Expected Future Cost
------------------------------------------------------------------------
Capital               $0.9                          $0.3
Expense               $0.7                          $0.2

RISK OF YEAR 2000 ISSUES

The Registrant has assessed the most reasonable likely worst case year 2000 scenario. Given the Registrant's efforts to minimize the risk of internal year 2000 issues, the Registrant believes its most reasonably likely worst case scenario would involve infrastructure disruption through failure of third party services. These could include, without limit: lock and dam operations, rail services for river served docks and terminals, telecommunications, electricity and banking services. Major delays to river traffic and customers could result in the loss of Registrant revenues dependent on their duration. In such instances, the Registrant would have to enact disaster recovery plans, use alternate service providers and seek other routes of navigation to the extent possible.


REGISTRANT'S CONTINGENCY PLAN

The Registrant is in the process of preparing a contingency plan, which it expects to complete by June 30, 1999. Toward this effort, the Registrant has assessed third party risk with a plan intended to assure critical suppliers, services and customers are actively working on or have achieved year 2000 compliance. The Registrant has identified its critical areas of third party risk to include providers of telecommunications and electricity services, rail services to river served docks, diesel fuel to power towboats, banking services to execute business transactions and river navigation through the operation of locks and dams. The Registrant is actively seeking written confirmation from these service providers and others as to their year 2000 readiness. Most written and verbal responses received thus far describe programs in place that are near completion or ongoing with projected completion dates by the first half of 1999. Many third parties, while confident of their programs, do not make 100% guarantees or assurances.

To the extent the Registrant believes that any supplier of its critical goods or services poses significant risk of year 2000 failure, the Registrant expects to locate backup providers by the end of the third quarter 1999 to help assure continuity of supply.

Management is continuing its pursuit of these issues and assessing risk and alternatives as required and believes its actions and planning efforts are appropriate to address its year 2000 concerns. However, management cannot guarantee that such actions will prevent all or any year 2000 issue disruptions to the business, its customers or suppliers. The Registrant cautions that forward looking statements contained in the year 2000 discussion should be read in conjunction with the Registrant's disclosure statement regarding such information.


LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was impacted by lower cash operating earnings and reduced accounts payable reflecting settlement of barge purchase liabilities at December 31, 1997, partly offset by lower material and supplies inventories.

Capital expenditures of $47 million, debt payments, and dividends paid to Parent were funded from cash provided from operating activities, the receivable from parent and the issuance of new debt in 1998. The majority of capital expenditures pertain to the purchase of new dry cargo barges.

Capital expenditures for 1999 are budgeted at approximately $42 million, the majority of which pertain to purchase commitments for new hopper barges for delivery during 1999.

In the first quarter of 1998, the Company utilized the receivable from parent to redeem the $50 million of 9.9% First Preferred Ship Mortgage Bonds due October 1, 2008. As discussed in Note 3 of Notes to Financial Statements, the proceeds from the bonds, net of a .69% discount and payment of interest rate hedge costs, were $68.5 million. The proceeds were advanced to Parent, and will be used to fund current and future capital expenditures for barges and other water transportation equipment.

FORWARD-LOOKING INFORMATION

This report and other Registrant reports and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance or concerning expected plans or future operations. The Registrant cautions that actual results and developments may differ materially from such projections or expectations.

Investors should be aware of important factors that could cause actual results to differ materially from the forward-looking projections or expectations. These factors include, but are not limited to: the effects of strategic initiatives on earnings and cash flow, changes in market conditions for barge transportation, adverse weather and operating conditions on the inland waterways, the timetable for and cost to complete the Registrant's year 2000 plans, the impact of third parties' year 2000 issues, changes in economic conditions including interest rates and the value of the dollar versus other currencies, changes in fuel prices, and regulatory and court decisions. All of these factors are difficult to predict and are generally beyond the control of the Registrant.



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

         4.2 Indenture between Midland Enterprises Inc. and The Chase Manhattan Bank dated as of September 29, 1998 (filed as
                  Exhibit 4.2 to Registration Statement No. 333-61137).(1)

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


(b)      REPORTS ON FORM 8-K

There were no reports on Form 8-K filed in the fourth quarter of 1998.

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

                            MIDLAND ENTERPRISES INC.
                                  (Registrant)


                                  By: R. Faillo
                                     ---------------
                                      R. Faillo

                      Vice President, Finance and Treasurer
                  (Principal Financial and Accounting Officer)


                               Date March 8, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 8th day of March, 1999.



By:                J. M. Cook                                 By:              R. L. Doettling
               -------------------                                         ------------------------
                   J. M. Cook                                                  R. L. Doettling
                President; Director                              Senior Vice President, Transportation Services ;
         (Principal Executive Officer)                                            Director


By:               P. E. Hubbard                               By:              S. A. Frasher
               -------------------                                         ------------------------
                  P. E. Hubbard                                                S. A. Frasher
          Senior Vice President, Sales                               Senior Vice President, Operations;
            and Marketing; Director                                               Director


By:               W. J. Flaherty
               -------------------
                  W. J. Flaherty
           Senior Vice President and Chief
 Financial Officer - Eastern Enterprises, Inc.;
                     Director



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

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

      (Information Required by Items 8 and 14 (a) (1) and (2) of Form 10-K)



                                                                                                 Page
                                                                                                Number
                                                                                                ------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                          F-2


FINANCIAL STATEMENTS:

Consolidated Statements of Earnings for the years
        ended December 31, 1998, 1997 and 1996                                                    F-3

Consolidated Balance Sheets -- December 31, 1998 and 1997                                         F-4

Consolidated Statements of Stockholder's Equity for
        the years ended December 31, 1998, 1997 and 1996                                          F-6

Consolidated Statements of Cash Flows for the years
        ended December 31, 1998, 1997 and 1996                                                    F-7

Notes to Consolidated Financial Statements                                                        F-8


SCHEDULE:

        II     Valuation and Qualifying Accounts and Reserves                                    F-19




Schedules other than that listed above have been omitted as the information has been included in the consolidated financial statements and related notes, or is not applicable or not required.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Midland Enterprises Inc.:

We have audited the accompanying consolidated balance sheets of MIDLAND ENTERPRISES INC. (a Delaware corporation and a wholly-owned subsidiary of Eastern Enterprises) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midland Enterprises Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

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




                                                  ARTHUR ANDERSEN LLP



Cincinnati, Ohio,
January 20, 1999

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                                     (000 Omitted)
                                                                       1998                1997                 1996
                                                                     --------            --------             --------
REVENUES (NOTE 1)                                                    $261,061            $269,259             $301,880
                                                                     --------            --------             --------

OPERATING COSTS AND EXPENSES:
     Operating expenses                                              $180,851            $183,929             $189,357
     Depreciation and amortization (Note 5)                            23,838              22,675               22,554
     Selling, general and administrative
          expenses                                                     12,311              11,337               12,329
     Overhead allocation from Parent (Note 1)                           3,000               2,900                2,549
     Taxes, other than income                                          14,427              13,805               16,676
                                                                     --------            --------             --------
                                                                     $234,427            $234,646             $243,465
                                                                     --------            --------             --------

OPERATING EARNINGS                                                   $ 26,634            $ 34,613             $ 58,415
                                                                     --------            --------             --------

OTHER INCOME (EXPENSE):
     Interest income from Parent, net (Note 1)                       $  1,688            $  4,242             $  3,483
     Interest income other                                                 63                  73                  978
     Gain (loss) on sale of assets and
          other, net                                                      271                 (84)                   2
                                                                     --------            --------             --------
                                                                     $  2,022            $  4,231             $  4,463
                                                                     --------            --------             --------

INTEREST EXPENSE:
     Long-term debt (Note 3)                                         $ 10,612            $ 13,530             $ 14,043
     Other, including amortization of
          debt expense                                                    189                 227                  672
                                                                     --------            --------             --------
                                                                     $ 10,801            $ 13,757             $ 14,715
                                                                     --------            --------             --------

EARNINGS BEFORE INCOME TAXES                                         $ 17,855            $ 25,087             $ 48,163
Provision for income taxes (Note 4)                                     6,534               8,464               17,566
                                                                     --------            --------             --------
EARNINGS BEFORE EXTRAORDINARY ITEMS                                  $ 11,321            $ 16,623             $ 30,597

EXTRAORDINARY ITEMS, NET OF TAX:
   Credit for coal miners retiree
     health care (Note 10)                                           $  2,827            $      -             $      -

   Loss on early retirement of debt (Note 3)                           (1,465)                  -                    -
                                                                     --------            --------             --------

Net earnings                                                         $ 12,683            $ 16,623             $ 30,597
                                                                     ========            ========             ========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997


                                     ASSETS

                                                                                     (000 Omitted)
                                                                           1998                        1997
                                                                         --------                    --------
CURRENT ASSETS:

     Cash and cash equivalents (Note 1)                                  $     86                    $     88

     Receivables:
          Trade, less allowance of $669,000
          in 1998 and $665,000 in 1997                                     17,765                      17,735
          Parent (Notes 1 and 3)                                           56,572                      66,945
          Other                                                             2,965                       1,037
     Materials, supplies and fuel (Note 1)                                  6,940                       8,738
     Prepaid expenses                                                       1,866                       1,722
                                                                         --------                    --------

          TOTAL CURRENT ASSETS                                           $ 86,194                    $ 96,265
                                                                         --------                    --------

PROPERTY AND EQUIPMENT, AT COST (NOTES 3 AND 5):

     Towboats and barges                                                 $628,939                    $590,100
     Terminals and other facilities                                        45,344                      46,139
     Land                                                                   4,731                       4,727
                                                                         --------                    --------
          Total property and equipment, at cost                          $679,014                    $640,966

     Less - accumulated depreciation                                      350,015                     333,489
                                                                         --------                    --------

          NET PROPERTY AND EQUIPMENT                                     $328,999                    $307,477
                                                                         --------                    --------

OTHER ASSETS:

     Deferred pension charges (Note 7)                                   $ 15,198                    $ 14,520
     Unamortized debt expense, deferred
       maintenance and other (Notes 1 and 5)                                5,857                       5,033
                                                                         --------                    --------

          TOTAL OTHER ASSETS                                             $ 21,055                    $ 19,553
                                                                         --------                    --------

          TOTAL ASSETS                                                   $436,248                    $423,295
                                                                         ========                    ========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997


                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                                                    (000 Omitted)
                                                                            1998                       1997
                                                                          --------                   --------
CURRENT LIABILITIES:
   Current portion of long-term debt (Note 3)                             $  4,742                   $  4,351
   Accounts payable                                                         11,204                     18,199
   Reserve for insurance claims (Note 1)                                    10,739                     11,980
   Accrued expenses                                                          4,080                      4,495
   Interest payable                                                          3,755                      3,944
   Other taxes payable                                                       3,431                      3,221
   Income taxes payable (Note 4)                                               232                        955
   Other current liabilities                                                 7,448                      9,119
                                                                          --------                   --------
      TOTAL CURRENT LIABILITIES                                           $ 45,631                   $ 56,264

LONG-TERM DEBT (NOTE 3)                                                   $147,448                   $132,142
                                                                          --------                   --------

RESERVES AND DEFERRED CREDITS:
   Deferred income taxes (Note 4)                                         $ 64,012                   $ 57,940
   Unamortized investment tax credits (Note 4)                               2,116                      2,515
   Postretirement health care (Note 7)                                       9,058                      8,569
   Coal miners retiree health care (Note 10)                                     0                      3,300
   Other reserves                                                            1,981                      2,057
                                                                          --------                   --------
      Total reserves and deferred credits                                 $ 77,167                   $ 74,381
                                                                          --------                   --------

COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 10)
STOCKHOLDER'S EQUITY (NOTE 3):
   Common stock, $100 par value -
      Authorized shares - 1,000
      Issued shares -15 1/2                                               $      1                   $      1
   Capital in excess of par value                                           52,519                     52,519
   Retained earnings                                                       113,482                    107,785
   Accumulated other comprehensive earnings                                      0                        203
                                                                          --------                   --------
      TOTAL STOCKHOLDER'S EQUITY                                          $166,002                   $160,508
                                                                          --------                   --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                $436,248                   $423,295
                                                                          ========                   ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                    (000 OMITTED EXCEPT SHARES OUTSTANDING)



                                                              Capital in                Accumulated Other         Total
                                          Common Stock         Excess of    Retained      Comprehensive        Stockholder's
                                           Outstanding         Par Value    Earnings          Income              Equity
                                      ---------------------   -----------   --------    ----------------       ------------
                                       Shares        Amount
                                      ---------      ------
BALANCE DECEMBER 31, 1995:                15.5          $ 1      $ 52,519   $ 96,386                $   -           $148,906

Net earnings                                                                  30,597
Pension liability adjustment, net                                                                    (268)
Total comprehensive income                                                                                            30,329
Dividends to Parent                                                          (22,948)                                (22,948)
                                     ---------     --------   -----------   --------                ------          ---------

BALANCE DECEMBER 31, 1996:                15.5          $ 1      $ 52,519   $104,035                $(268)          $156,287

Net earnings                                                                  16,623
Pension liability adjustment, net                                                                      65
Total comprehensive income                                                                                            16,688
Dividends to Parent                                                          (12,467)                                (12,467)
                                     ---------     --------   -----------   --------                ------          ---------

BALANCE DECEMBER 31, 1997:                15.5          $ 1      $ 52,519   $108,191                $(203)          $160,508

Net earnings                                                                  12,683
Pension liability adjustment, net                                                                     203
Total comprehensive income                                                                                            12,886
Dividends to Parent                                                           (7,392)                                 (7,392)
                                     ---------     --------   -----------   --------                ------          --------

BALANCE DECEMBER 31, 1998:                15.5          $ 1      $ 52,519   $113,482                $   -           $166,002
                                     =========     ========   ===========   ========                ======          ========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                                                  (000 Omitted)
                                                                                1998                   1997                  1996
                                                                              --------               --------              --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                                 $ 12,683               $ 16,623              $ 30,597
 Adjustments to reconcile net earnings to net
 cash provided by operating activities:
     Extraordinary items, net                                                   (1,362)                     -                     -
     Depreciation and amortization                                              23,838                 22,675                22,554
     Deferred and current income taxes                                           4,615                  3,178                    (2)
     Net (gain) loss on sale of assets                                               2                     42                   (35)
     Other changes in assets and liabilities:
         Trade and other receivables                                               (30)                    19                 6,804
         Materials, supplies and fuel                                            1,798                   (562)                 (199)
         Accounts payable                                                       (6,995)                 6,975                (6,292)
         Accrued expenses and other current liabilities                         (2,206)                (2,771)               (2,473)
         Other                                                                  (3,742)                (2,330)                3,721
                                                                              --------               --------              --------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $ 28,601               $ 43,849              $ 54,675
                                                                              --------               --------              --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                     $(46,622)              $(25,700)             $(47,851)
     (Increase) decrease in Parent receivable                                   10,373                 (3,082)               (3,505)
     Proceeds from other asset dispositions                                      1,004                  2,138                 1,548
                                                                              --------               --------              --------
 NET CASH USED BY INVESTING ACTIVITIES                                        $(35,245)              $(26,644)             $(49,808)

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt                                              $(54,688)              $ (4,806)             $ (7,288)
     Issuance of long-term debt                                                 68,519                      -                     -
     Cash dividends paid to Parent                                              (7,392)               (12,467)              (22,948)
     Other                                                                         203                     65                  (268)
                                                                              --------               --------              --------
 NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                             $  6,642               $(17,208)             $(30,504)
                                                                              --------               --------              --------

 Net decrease in cash and cash equivalents                                    $     (2)              $     (3)             $(25,637)
 Cash and cash equivalents at beginning of year                                     88                     91                25,728
                                                                              --------               --------              --------

 CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $     86               $     88              $     91
                                                                              ========               ========              ========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
      Interest, net of amounts capitalized                                    $ 10,677               $ 13,582              $ 14,167
      Income taxes                                                            $  2,582               $  5,293              $ 17,450


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


(1)      SIGNIFICANT ACCOUNTING POLICIES

Midland Enterprises Inc. (the "Registrant") is a wholly-owned subsidiary of Eastern Enterprises ("Eastern") of Weston, Massachusetts. The Registrant's principal business is barge transportation of bulk commodities on the Ohio and Mississippi Rivers and their tributaries. The major commodity transported is coal, which accounts for nearly two thirds of the Registrant's tonnage, the majority of which is transported to various electric utilities in the eastern half of the United States. The Registrant also provides bulk terminalling, shipyard repair and barge fleeting services, none of which account for more than 10% of consolidated revenues. A substantial amount of the Registrant's revenues relate to spot or annual contracts for transportation and terminalling. Approximately 48% of the Registrant's revenues are derived from multi-year transportation and terminalling contracts.

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

The consolidated financial statements include the accounts of the Registrant and its subsidiaries. All material intercompany balances and transactions have been eliminated. The significant accounting policies followed by the Registrant and its subsidiaries are described below:

         (a) Cash equivalents - Cash equivalents are comprised of highly liquid investment instruments with original maturities of three months or less. Such short-term investments are classified as investments available for sale and are valued at market in accordance with SFAS No. 115. Unrealized gains/losses on investments available for sale are immaterial.

         (b) Transactions with Parent - Parent receivables represent advances to Eastern which bear interest at the applicable Federal rate as defined in the Internal Revenue Code: 5.60% in 1998, 5.90% in 1997, and 5.75% in 1996. The Registrant was
                  also charged a corporate overhead allocation from its Parent computed on several factors including direct corporate management time, revenues, capitalization and employees, which management believes is a reasonable method of allocation.

         (c) Materials, supplies and fuel - Materials, supplies and fuel are stated at the lower of cost (first-in, first-out or average) or market.

         (d) Unamortized debt expense - Unamortized debt expense represents fees and discounts incurred in obtaining long-term debt. Such costs are being amortized over the terms of the respective bond issues.

         (e) Accounting for income on tows in progress - The Registrant generally recognizes income on tows in progress on the percentage of completion method by relating the number of miles completed to date to the total miles to be traveled.

         (f) Reserve for insurance claims - The Registrant is self-insured for personal injury and property claims, which are insured above a deductible amount of $600,000 per occurrence. The Registrant's estimate of liability for the self-insured claims is included in the reserve for insurance claims in the Consolidated Balance Sheets. Payments made for losses incurred are netted against the related liability for the loss.

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

         (i) Impairment of long-lived assets - The recoverability of long-lived assets is evaluated by the Registrant on a continuing basis. In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Based on such evaluations, there were no impairment charges in 1998.

         (j) Deferred maintenance - The Registrant defers the cost of engine overhauls on certain towboats and amortizes these costs over the estimated life of the repair, which generally range from 2 to 4 years.

         (k) Comprehensive income - In 1998, the Registrant adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, in a financial statement for the period in which they are recognized. The Registrant has chosen to disclose Comprehensive Income, which encompasses net income and pension liability adjustments, in the consolidated statements of stockholder's equity.

         (l) Segment reporting - In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement, which is based on the management approach to segment reporting, requires that public business enterprises disclose information about their products and services, operating segments, the geographic area in which they operate, and their major customers. The Registrant adopted the provisions of this Statement in 1998. The Registrant operates predominantly in one business segment. Substantially all revenues are derived from the barge transportation of bulk commodities. Additionally, the Registrant does not engage in material operations in foreign countries and no material portion of its revenues are derived from customers in foreign countries.

         (m) Derivatives and hedging activities - In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires companies to recognize all derivative contracts at their fair values, as either assets or liabilities on the balance sheet. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Registrant does not expect the adoption of SFAS No. 133 will have a material impact on the consolidated financial statements because the Registrant does not currently hold any derivative instruments.


(2)      SIGNIFICANT CUSTOMERS

In 1998, the Cincinnati Gas and Electric Company., a subsidiary of Cinergy Corp. and the combined revenues from Gulf Power Company and Mississippi Power Company, subsidiaries of The Southern Company, each accounted for more than 10% of the Registrant's consolidated revenues under multi-year coal transportation agreements. In addition, amounts due from these customers comprised approximately 10% of the Registrant's trade receivables as of December 31, 1998. In 1997, only one customer, The Cincinnati Gas and Electric Co., accounted for approximately 10% of the consolidated revenues and 11% of trade receivables as of December 31, 1997. No other customer, or group of customers under common control, accounted for more than 10% of revenues in 1998, 1997 or 1996.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



 (3)     LONG-TERM OBLIGATIONS AND CREDIT AGREEMENTS

         (a)      Long-term debt consists of the following:

                                                                                                   December 31
                                                                                          --------------------------------
                                                                                            1998                    1997
                                                                                          --------                --------
                                                                                                   (000 Omitted)
First Preferred Ship Mortgage Bonds -

       9.9% Series                                                                        $      -                $ 50,000
       8.1% - 9.85% Medium Term Notes, Series A,
              Due 2002-2012                                                                 68,000                  68,000
       6.25% Series, due 2008                                                               75,000                       -
                                                                                          --------                --------
                    Total Mortgage Bonds                                                  $143,000                $118,000
                                                                                          --------                --------

Obligations under Capital Leases and Other -

       Atel Leasing  Corporation (Successor to Wells Fargo Leasing
                 Corporation and Security Pacific Leasing Inc.)                           $  3,794                $  4,750
       BA Leasing & Capital Corporation (Successor
              to Wells Fargo Leasing Corporation)                                            1,774                   2,448
       Security Pacific Equipment Leasing, Inc.                                              5,853                   7,418
       Westinghouse Credit Corporation                                                       4,727                   6,086
       Other (including unamortized debt discount and interest rate hedge)                  (6,381)                   (679)
                                                                                          --------                --------

                                                                                          $  9,767                $ 20,023
                                                                                          --------                --------
Less:
           Current portion of long-term debt included above                               $  4,742                $  4,351
           Monies on deposit (d)                                                               577                   1,530
                                                                                          --------                --------
                                                                                          $  5,319                $  5,881
                                                                                          --------                --------

              Total Long-Term Debt                                                        $147,448                $132,142
                                                                                          ========                ========

In March 1998, the Registrant utilized the receivable from Parent to redeem the $50 million of 9.9% First Preferred Ship Mortgage Bonds, due 2008. In extinguishing this debt, the Registrant recognized an extraordinary charge of $2.3 million pretax or $1.5 million net of tax.

On September 29, 1998, the Registrant issued $75 million of 6.25% First Preferred Ship Mortgage Bonds at a discount of .69%, maturing October 1, 2008. The Registrant entered into Forward Treasury Lock Agreements in order to hedge the interest rate of the new debt issue during the second and third quarters of 1998. These agreements resulted in hedging costs of approximately $6.0 million, which will be amortized over the life of the debt, along with the bond discount, as interest expense and resulted in an effective annual interest rate on the debt of approximately 7.50%. After payment of the hedge cost, the net proceeds of the debt were approximately $68.5 million. Debt proceeds were advanced to Parent and will be used to fund current and future capital expenditures for barges and other water transportation equipment.

The First Preferred Ship Mortgage Bonds and obligations under capital leases are secured by approximately half of the Registrant's barge fleet and by assignment of rentals for that equipment payable to the Registrant by its subsidiaries.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(3)      LONG-TERM OBLIGATIONS AND CREDIT AGREEMENTS (Continued)

Under the most restrictive of the mortgage indentures, the Registrant, (a) may not pay dividends, reacquire its common stock or make any advances or loans to its stockholder or subsidiaries of its stockholder except to the extent of the sum of (i) Consolidated Net Earnings after December 31, 1988, (ii) the net proceeds of the sale of stock of the Registrant after December 31, 1988, and
(iii) the amount of $50,000,000 with respect to any advances or loans to its stockholder or to subsidiaries of its stockholder, and (b) may not incur or permit any of its subsidiaries to incur additional Senior Unsecured Funded Debt except for refunding unless immediately thereafter Consolidated Net Tangible Assets will aggregate at least 150% of (i) Consolidated Senior Unsecured Funded Debt (excluding therefrom unsecured loans or advances to the Registrant from its stockholder) plus (ii) Consolidated Senior Secured Funded Debt (all terms as defined in the applicable indenture). Under these agreements, $34,342,000 of retained earnings at December 31, 1998 are available for additional dividends to Eastern.

Included in obligations under capital leases is $16,148,000 of barge lease obligations having a weighted average interest rate of 10%. Minimum lease payments under these agreements are due in installments through 2003; principal payments due for the next five years amount to $4,742,000 in 1999, $5,216,000 in 2000, $4,167,000 in 2001, $1,668,000 in 2002, and $356,000 in 2003.


         (b)      CREDIT AGREEMENTS

Eastern maintains a credit agreement with a group of banks which provides for the borrowing by Eastern and certain subsidiaries of up to $100,000,000 at any time through December 31, 2001. The Registrant's maximum available borrowings under the credit agreement are $50,000,000. The agreement requires a facility fee of 9.5 basis points of the commitment. The Registrant had no borrowings outstanding under this agreement in 1998 or 1997. The interest rate for borrowings is the agent bank's prime rate or, at borrower's option, various alternatives.


         (c)      CONSOLIDATED FIVE YEAR SINKING FUNDS AND MATURITIES

The aggregate annual sinking fund requirements and current maturities of long-term debt, including capital leases, for the next five years amount to $4,742,000 in 1999, $5,216,000 in 2000, and $4,167,000 in 2001, $4,668,000 in
2002, and $356,000 in 2003.


         (d)      DEPOSITED MONIES

Monies on deposit with trustee are netted against long-term debt. In accordance with the provision of certain bond indentures, these amounts represent deposits with the bond trustee for the equipment mortgaged under the bond indenture and subsequently retired from service. It is the Registrant's intention to repurchase its own bonds with these funds to be used for sinking fund requirements.



(4)      INCOME TAXES

The Registrant and its subsidiaries are members of an affiliated group of companies which files a consolidated Federal Income Tax return with Eastern. The Registrant follows the policy, established for the group, of providing for Federal Income Taxes which would be payable on a separate company basis. For financial reporting purposes, investment tax credits were deferred and are being amortized to income over the book life of the related property and equipment.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(4)      INCOME TAXES (Continued)

The following is a summary of the provision for income taxes:

                                                                                      Years Ended December 31,
                                                                           --------------------------------------------------
                                                                            1998                  1997                  1996
                                                                           ------                ------               -------
                                                                                             (000 Omitted)
Current:
       Federal                                                             $1,098                $5,564               $16,071
       State                                                                  270                  (227)                1,035
                                                                           ------                ------               -------
              Total Current Provision                                      $1,368                $5,337               $17,106

Deferred:
       Federal                                                             $5,150                $3,301               $   460
       State                                                                   16                  (174)                    -
                                                                           ------                ------               -------
              Total Deferred Provision                                     $5,166                $3,127               $   460
                                                                           ------                ------               -------

              Total Provision                                              $6,534                $8,464               $17,566
                                                                           ======                ======               =======


The following reconciles the statutory U.S. Federal Income Tax provision to the recorded income tax provision:

                                                                                       Years Ended December 31,
                                                                           --------------------------------------------------
                                                                            1998                  1997                 1996
                                                                           ------                ------               -------
                                                                                             (000 Omitted)
Statutory rate                                                                 35%                   35%                   35%
Computed provision for income taxes
        at statutory Federal rate                                          $6,249                $8,781               $16,857
Increase (decrease) from statutory
        rate resulting principally from:
    State taxes, net of Federal benefit                                       186                  (261)                  673
    Nondeductible expenses                                                     53                    47                    40
    Non taxable interest                                                        -                     -                  (126)
    Other, net                                                                 46                  (103)                  122
                                                                           ------                ------               -------
Provision for income taxes                                                 $6,534                $8,464               $17,566
                                                                           ======                ======               =======

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(4)      INCOME TAXES (Continued)

Significant items making up deferred tax liabilities and deferred tax assets including amounts classified as current, as of December 31, 1998 and 1997, are as follows:


                                                                 1998                   1997
                                                               --------               --------
                                                                         (000 Omitted)
Assets:
    Post-retirement benefits                                   $  3,149               $  2,914
    Other                                                         5,703                  6,758
                                                               --------               --------
        Total Deferred Tax Assets                              $  8,852               $  9,672

Liabilities:
    Accelerated depreciation                                   $(65,770)              $(61,014)
    Other                                                        (7,122)                (5,900)
                                                               --------               --------
        Total Deferred Tax Liabilities                         $(72,892)              $(66,914)
                                                               --------               --------

             TOTAL DEFERRED TAXES                              $(64,040)              $(57,242)
                                                               ========               ========



(5)      PROPERTY AND EQUIPMENT

         (a) Depreciation and Amortization - Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment which range from 2 to 40 years. Depreciation and amortization as a percentage of average depreciable assets was 3.6% in 1998 and 1997.

         (b) Maintenance & Repairs - The costs of routine maintenance and repairs are charged to expense as incurred. Major renovations and renewals, which benefit future periods or extend the life of the asset, are capitalized and amortized over their estimated useful lives.

         (c) Interest During Construction - The Registrant reflects as an element of cost in all major construction projects the estimated cost of borrowed funds employed during the period of construction. Capitalized interest is amortized over the estimated useful life of the property or equipment.

         (d) The following is the property value of leased barges under capitalized leases:


                                                                          1998                  1997
                                                                        --------              --------
                                                                                 (000 Omitted)
        Assets:
            Leased Barges                                               $ 55,512              $ 55,887
            Less:  Accumulated Depreciation                              (47,946)              (45,624)
                                                                        --------              --------

            Total Leased Barges Under Capitalized Leases                $  7,566              $ 10,263
                                                                        ========              ========

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)      COMMITMENTS

The Registrant has entered into commitments for the purchase and delivery of diesel fuel for consumption by the Registrant's towboats over the first half of 1999 and for the purchase of new hopper barges scheduled for delivery over the last nine months of 1999. These purchase commitments total approximately $38 million.

The Registrant and its subsidiaries lease certain facilities, vessels and equipment under long-term operating leases which expire on various dates through 2079. The minimum rental commitment for noncancelable operating leases at December 31, 1998 is as follows:


                                                    Minimum
               Years Ending                      Annual Rental
               ------------                      -------------
                                                 (000 Omitted)
                    1999                            $ 2,413
                    2000                              2,153
                    2001                              2,038
                    2002                              1,254
                    2003                              1,069
                    2004-2079                         4,315
                                                    -------
                    Total                           $13,242
                                                    =======


(7)      RETIREE BENEFITS

The Registrant and its subsidiaries, through various Registrant-administered plans and other union retirement and welfare plans, provide retirement benefits for the majority of their employees, including pension and certain health care and life insurance benefits. Normal retirement age ranges from 60 to 65, but provision is made for earlier retirement. Pension benefits for non-union plans are based on salary and years of service, while union retirement and welfare plans are based on negotiated benefits and years of service. The funding of retirement and employee benefit plans is in accordance with the requirements of the plans and, where applicable, in sufficient amounts to satisfy the "Minimum Funding Standards" of the Employee Retirement Income Security Act ("ERISA").

Effective January 1, 1998, the Registrant adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises disclosure requirements. The information for 1997 and 1996 has been restated to conform to the 1998 presentation. The net cost for these plans and agreements charged to expense was as follows:

PENSIONS

                                                                                        Years Ended December 31,
                                                                          --------------------------------------------------
                                                                           1998                   1997                1996
                                                                          -------                -------             -------
                                                                                             (000 Omitted)
Service cost                                                              $ 1,619                $ 1,451             $ 1,318
Interest cost on projected benefit obligation                               2,702                  2,230               2,021
Expected return on plan assets                                             (4,095)                (3,631)             (3,296)
Amortization of prior service cost                                            105                     97                  50
Amortization of transitional asset                                            (71)                   (71)                (71)
Recognized actuarial (gain) loss                                               13                    (41)                (18)
                                                                          -------                -------             -------
     Total net pension cost of company administrated plans                    273                     35                   4
Multi-employer union retirement and welfare plans                             475                    270                 293
                                                                          -------                -------             -------
       TOTAL NET PENSION COST                                             $   748                $   305             $   297
                                                                          =======                =======             =======

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(7)      RETIREE BENEFITS (Continued)

HEALTH CARE

                                                                                      Years Ended December 31,
                                                                           ------------------------------------------------
                                                                            1998                 1997                 1996
                                                                           ------               ------               ------
                                                                                            (000 Omitted)
Service cost                                                               $  118               $  106               $  113
Interest cost on accumulated benefit obligation                             1,104                  876                  852
Amortization of prior service costs                                          (163)                (163)                (163)
Recognized actuarial loss                                                     358                  255                  234
                                                                           ------               ------               ------
       NET PERIODIC POSTRETIREMENT BENEFIT COSTS                           $1,417               $1,074               $1,036
                                                                           ======               ======               ======

The following table sets forth the change in benefit obligation and plan assets, reconciliation of funded status and amounts recognized in other comprehensive income of Registrant-administered plans and amounts recorded in the Registrant's consolidated balance sheet as of December 31, 1998 and 1997, respectively, utilizing actuarial measurement dates as of October 1, 1998 and 1997:


                                                                        Pensions                              Health Care
                                                                  1998             1997                  1998             1997
                                                                 -------         --------              --------         --------
                                                                      (000 Omitted)                          (000 Omitted)
Change in benefit obligation:
       Benefit obligation at beginning of year                   $32,665         $ 26,584              $ 15,268         $ 12,273
              Service cost                                         1,412            1,233                   118              106
              Interest cost                                        2,423            1,973                 1,104              876
              Plan amendments                                        248              146                     -                -
              Settlement (gain) loss                                   -             (258)                    -                -
              Special termination benefits                            20                -                     -                -
              Benefits paid                                         (898)            (771)                 (928)          (1,302)
              Settlement payments                                      -             (334)                    -                -
              Actuarial loss                                         789            4,092                 2,904            3,316
                                                                 -------         --------              --------         --------
       Benefit obligation at end of year                         $36,659         $ 32,665              $ 18,466         $ 15,269
                                                                 =======         ========              ========         ========

Change in plan assets:
       Fair value of plan assets at beginning of year            $57,123         $ 45,929              $      -         $      -
              Actual return on plan assets                          (875)          12,229                     -                -
              Employer contributions                                 242               70                   928            1,302
              Benefits paid                                         (898)            (771)                 (928)          (1,302)
              Settlement payments                                      -             (334)                    -                -
              Administrative expenses                                (11)               -                     -                -
                                                                 -------         --------              --------         --------
       Fair value of plan assets at end of year                  $55,581         $ 57,123              $      -         $      -
                                                                 =======         ========              ========         ========

Reconciliation of funded status:
       Funded status                                             $18,922         $ 24,458              $(18,467)        $(15,268)
       Contributions for 4th quarter                                   3               48                   155              281
       Unrecognized actuarial (gain) loss                         (5,656)         (11,576)               10,463            7,790
       Unrecognized transition (asset)                               (83)            (154)                    -                -
       Unrecognized prior service cost                             1,661            1,529                (1,209)          (1,372)
                                                                 -------         --------              --------         --------
Net amount recognized at year-end                                $14,847         $ 14,305              $ (9,058)        $ (8,569)
                                                                 =======         ========              ========         ========

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(7)      RETIREE BENEFITS (Continued)

                                                                        Pensions                              Health Care
                                                                  1998             1997                  1998              1997
                                                                 -------          -------               -------           -------
                                                                      (000 Omitted)                          (000 Omitted)
Amounts recognized in balance sheet:
       Prepaid benefit cost                                      $15,277          $13,952               $     -           $     -
       Accrued benefit liability                                    (430)            (261)               (9,058)           (8,569)
       Intangible asset                                                -              302                     -                 -
       Accumulated other comprehensive income                          -              312                     -                 -
                                                                 -------          -------               -------           -------
       Net amount                                                $14,847          $14,305               $(9,058)          $(8,569)
                                                                 -------          -------               -------           -------
       Other comprehensive income                                $  (312)         $  (100)              $     -           $     -
                                                                 =======          =======               =======           =======


Certain of the Registrant's subsidiaries participate in one or more multi-employer pension plans, and contribute to such plans in amounts required by the applicable union contracts. Contribution levels are negotiated between the subsidiaries and the unions. A subsidiary would be required under the Federal law to compute its liability for, and accelerate its funding of, its proportionate share of a multi-employer plan's unfunded vested benefits (if any) upon its withdrawal from, or the termination of, such a plan.

Following are the weighted-average assumptions used in developing the projected benefit obligation for 1998, 1997 and 1996:

                                             1998        1997       1996
                                             ----        ----       -----
Discount rate                                7.25%       7.50%      7.50%
Return on plan assets                        8.50%       8.50%      8.50%
Increase in future compensation              4.50%       4.75%      4.75%
Health care inflation trend                  8.00%       7.00%      7.00%


The health care inflation trend is assumed to be 8% in 1999 and decrease gradually to 5% for 2005. A one-percentage-point increase (decrease) in the assumed health care cost trend rate for 1998 would have the following effects:


                                                           One-                  One-
                                                        Percentage-           Percentage-
                                                           Point                 Point
                                                          Increase              Decrease
                                                        -----------           -----------
                                                                  (000 Omitted)
Total of service and interest cost components               $  110              $   (94)

Postretirement benefit obligation                           $1,520              $(1,300)

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



(8)      FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The carrying amounts and estimated fair values of the Registrant's financial instruments at December 31, 1998 and 1997 are as follows:

                                                  1998             1997
                                                --------         --------
         Long-term debt:                               (000 Omitted)

                     Carrying Amount            $136,042         $115,791

                     Fair Value                 $146,678         $130,451





(9)      UNAUDITED INTERIM FINANCIAL INFORMATION

The following table summarizes the Registrant's reported unaudited consolidated quarterly results of operations for the years ended December 31, 1998 and 1997.

                                                Mar. 31               June 30              Sept. 30               Dec. 31
                                                -------               -------              --------               -------
                                                                              (000 Omitted)
1998
Revenues                                        $62,658               $65,163               $66,850               $66,390

Operating earnings                              $ 6,087               $ 7,720               $ 8,420               $ 4,407

Net earnings                                    $   923               $ 6,571               $ 4,124               $ 1,065

1997
Revenues                                        $64,382               $68,113               $67,650               $69,114

Operating earnings                              $ 5,428               $ 9,104               $10,059               $10,022

Net earnings                                    $ 2,126               $ 4,275               $ 5,125               $ 5,097

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



(10)     Extraordinary Item - Coal Miners Retiree Health Care

In 1993, Registrant's Parent, Eastern Enterprises ("Parent"), received notice from the Social Security Administration claiming that the Parent is responsible for health care and death benefit premiums for a certain group of retired coal miners and their beneficiaries under the Federal Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act"). In 1995, 1996, and 1997 the Parent received further notices from the Social Security Administration for an additional group of retired coal miners and their beneficiaries. In 1993 and 1995, the Parent recorded extraordinary charges to provide for its estimated undiscounted obligations under the Coal Act with respect to the retired coal miners and their beneficiaries assigned to the Parent as discussed in the Parent's 1996 Annual Report. A portion of the assignments to the Parent was allegedly due to the Parent's relationship to a predecessor entity of Registrant which is no longer in business.

In 1995, Registrant recorded a reserve of $4,600,000 ($2,990,000 after-tax) to provide for its estimated undiscounted obligations under the Coal Act. This after-tax amount of $2,990,000 was properly reflected as an extraordinary item. No additional reserve was recorded for 1996 or 1997, as the impact of the additional notices received in 1996 was offset by a decrease in the estimated rate of medical inflation. As of December 31, 1997 and 1996, $1.3 million and $1.1 million, respectively, of this reserve was included in Other current liabilities.

The Parent's constitutional challenge to the Coal Act failed in the First Circuit Court of Appeals, which affirmed the federal district court's finding of constitutionality. However, the Parent's petition for a writ of certiorari in the Supreme Court was granted and on June 25, 1998 the U.S. Supreme Court ruled that the Coal Act is unconstitutional as applied to the Parent. As a result of the Supreme Court's decision, the Registrant reversed the reserve discussed above, less associated expenses, resulting in an extraordinary gain of $4.3 million pretax or $2.8 million net of tax, in the second quarter of 1998.

                                                                     SCHEDULE II

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                                 (000 OMITTED)



                                                                       ADDITIONS              DEDUCTIONS
                                                                -----------------------       ----------
                                                 Balance        Charged         Charged        Payments/         Balance
                                                Beginning       Costs &        to Other         Reclass/          End of
                                                 Of Year        Expenses       Accounts          Other             Year
                                                ---------       --------       --------        ---------         -------
1998
Allowances and reserves deducted
  from assets-
    Allowance for doubtful accounts              $   665         $     -         $    -         $      4         $   669
                                                 =======         =======         ======         ========         =======

Reserves included in liabilities -
    Reserve for environmental expenses               757            (306)             -               (9)            442
    Reserve for insurance claims                  11,980           3,869          1,968           (7,076)         10,741
    Reserve for post-retirement
        health care                                8,569           1,416              -             (927)          9,058
    Reserve for employee benefits                  4,483           4,715          1,546           (6,829)          3,915
    Reserve for coal miners retiree
        health care                                4,600          (4,350)             -             (250)              0
                                                 -------         -------         ------         --------         -------
        Total Other Reserves                     $30,389         $ 5,344         $3,514         $(15,091)        $24,156
                                                 =======         =======         ======         ========         =======

1997
Allowances and reserves deducted
  from assets-
    Allowance for doubtful accounts              $   685         $     -         $    -         $    (20)        $   665
                                                 =======         =======         ======         ========         =======

Reserves included in liabilities -
    Reserve for environmental expenses               915               -              -             (158)            757
    Reserve for insurance claims                  11,881           6,248           (530)          (5,619)         11,980
    Reserve for post-retirement
        health care                                8,798           1,073              -           (1,302)          8,569
    Reserve for employee benefits                  4,840           6,083              -           (6,440)          4,483
    Reserve for coal miners retiree
        health care                                4,600               -              -                -           4,600
                                                 -------         -------         ------         --------         -------
        Total Other Reserves                     $31,034         $13,404         $ (530)        $(13,519)        $30,389
                                                 =======         =======         ======         ========         =======

1996
Allowances and reserves deducted
  from assets-
    Allowance for doubtful accounts              $   685         $     -         $    -         $      -         $   685
                                                 =======         =======         ======         ========         =======

Reserves included in liabilities -
    Reserve for environmental expenses             1,051               -            (17)            (119)            915
    Reserve for insurance claims                  13,037           6,596          1,972           (9,724)         11,881
    Reserve for post-retirement
        health care                                8,727           1,036              -             (965)          8,798
    Reserve for employee benefits                  3,339           6,570              -           (5,069)          4,840
    Reserve for coal miners retiree
        health care                                4,600               -              -                -           4,600
                                                 -------         -------         ------         --------         -------
        TOTAL OTHER RESERVES                     $30,754         $14,202         $1,955         $(15,877)        $31,034
                                                 =======         =======         ======         ========         =======