Form 10-Q
period 1999-03-31
MIDLAND ENTERPRISES INC /DE/
filed 1999-04-30
CIK 66029

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  March 31, 1999
                 or
(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------    -----------------------

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

                                                                               1
                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                    -----------------------------------------

                       CONSOLIDATED STATEMENTS OF EARNINGS
                       -----------------------------------


                                                        (000 OMITTED)
                                                 --------------------------
                                                 FOR THE THREE MONTHS ENDED
                                                 --------------------------
                                                   MARCH 31,   MARCH 31,
                                                     1999        1998
                                                   --------    --------

REVENUES                                           $ 61,326    $ 62,658
                                                   --------    --------

OPERATING COSTS AND EXPENSES:
      Operating expenses                           $ 44,424    $ 43,159
      Depreciation and amortization                   6,100       5,816
      Selling, general & administrative expenses      3,074       3,134
      Overhead allocation from Parent                   775         750
      Taxes, other than income                        3,812       3,712
                                                   --------    --------
                                                   $ 58,185    $ 56,571
                                                   --------    --------

OPERATING EARNINGS                                 $  3,141    $  6,087
                                                   --------    --------

OTHER INCOME (EXPENSE):
      Interest income from Parent                  $    671    $    904
      Interest income other                              12          20
      Other, net                                        (10)         95
                                                   --------    --------
                                                   $    673    $  1,019
                                                   --------    --------

INTEREST EXPENSE:
      Long-term debt                               $  3,250    $  3,302
      Other, including amortization of
           debt expense                                  58          47
                                                   --------    --------
                                                   $  3,308    $  3,349
                                                   --------    --------

Earnings before income taxes                       $    506    $  3,757

Provision for Income taxes                              228       1,369
                                                   --------    --------

Earnings before extraordinary item                 $    278    $  2,388

Extraordinary item, net of tax                            -      (1,465)
                                                   --------    --------

NET EARNINGS                                       $    278    $    923
                                                   ========    ========

                      The accompany notes are an integral
                      part of these financial statements.

                                                                               2
                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                    -----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                  (000 OMITTED)
                                         ------------------------------
                                         MARCH 31,   DEC. 31,  MARCH 31,
                                           1999       1998       1998
                                         --------   --------   --------
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents       $     86   $     86   $ 25,059
         Receivables -
                 Trade, net                16,786     17,765     15,711
                 Parent                    65,055     56,572          -
                 Other                      2,743      2,965      1,250
         Materials, supplies & fuel         7,298      6,940      8,412
         Prepaid expenses                   1,332      1,866      1,302
                                         --------   --------   --------

TOTAL CURRENT ASSETS                     $ 93,300   $ 86,194   $ 51,734
                                         --------   --------   --------


PROPERTY AND EQUIPMENT, AT COST          $679,238   $679,014   $657,154
         Less-accumulated depreciation    355,751    350,015    338,314
                                         --------   --------   --------

NET PROPERTY AND EQUIPMENT               $323,487   $328,999   $318,840
                                         --------   --------   --------


OTHER ASSETS:
         Deferred pension charges        $ 15,372   $ 15,198   $ 14,520
         Other                              6,558      5,857      4,845
                                         --------   --------   --------

TOTAL OTHER ASSETS                       $ 21,930   $ 21,055   $ 19,365
                                         --------   --------   --------


TOTAL ASSETS                             $438,717   $436,248   $389,939
                                         ========   ========   ========

                      The accompany notes are an integral
                      part of these financial statements.

                                                                               3
                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                    -----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                        (000 OMITTED)
                                               -------------------------------
                                               MARCH 31,  DEC. 31,   MARCH 31,
                                                 1999       1998       1998
                                               --------   --------   --------

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
         Current portion of long - term debt   $  4,841   $  4,742   $  4,451
         Accounts payable Parent                      -          -     11,277
         Accounts payable trade                  10,515     11,204     21,132
         Reserve for insurance claims            10,855     10,739     11,990
         Interest payable                         6,475      3,755      4,238
         Taxes payable                            3,503      3,663      3,773
         Accrued expenses                         4,341      4,080      3,977
         Other current liabilities                6,819      7,448     10,092
                                               --------   --------   --------

TOTAL CURRENT LIABILITIES                      $ 47,349   $ 45,631   $ 70,930
                                               --------   --------   --------

LONG-TERM DEBT                                 $146,253   $147,448   $ 82,787
                                               --------   --------   --------

RESERVES AND DEFERRED CREDITS:
         Deferred income taxes                 $ 65,601   $ 64,012   $ 58,915
         Unamortized investment tax credits       2,024      2,116      2,407
         Post-retirement health care              9,387      9,058      8,740
         Coal miners retiree health care           --         --        3,250
         Other reserves                           2,032      1,981      2,171
                                               --------   --------   --------

TOTAL RESERVES AND DEFERRED CREDITS            $ 79,044   $ 77,167   $ 75,483
                                               --------   --------   --------

STOCKHOLDER'S EQUITY:
         Common stock, $100 par value -
            Authorized shares - 1,000
            Issued shares - 15 1/2             $      1   $      1   $      1
         Capital in excess of par value          52,519     52,519     52,519
         Retained earnings                      113,551    113,482    108,219
                                               --------   --------   --------

TOTAL STOCKHOLDER'S EQUITY                     $166,071   $166,002   $160,739
                                               --------   --------   --------


TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY     $438,717   $436,248   $389,939
                                               ========   ========   ========

                      The accompany notes are an integral
                      part of these financial statements.

                                                                               4
                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                    -----------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                     (000 OMITTED)
                                                              --------------------------
                                                              FOR THE THREE MONTHS ENDED
                                                                 MARCH 31,   MARCH 31,
                                                                   1999        1998
                                                                 --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
      Net earnings                                               $    278    $    923
      Adjustments to reconcile net earnings to
           net cash provided by operating activities:
           Extraordinary charge for early
                retirement of debt, net of tax                       --         1,465
           Depreciation and amortization                            6,100       5,816
           Deferred and current income taxes                        1,469       1,036
           Other changes in assets and liabilities:
                Trade and other receivables                           980       2,006
                Materials, supplies & fuel                           (358)        326
                Accounts payable                                     (689)      2,933
                Accrued expenses and other current liabilities      2,428       1,084
                Other                                                 261          27
                                                                 --------    --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                        $ 10,469    $ 15,616
                                                                 --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
      Capital expenditures                                       $   (719)   $(17,608)
      (Increase) decrease in Parent receivable                     (8,483)     78,222
      Proceeds from asset dispositions                                 37         566
                                                                 --------    --------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                 $ (9,165)   $ 61,180
                                                                 --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
      Repayment of long-term debt                                $ (1,096)   $(51,133)
      Cash dividends paid to Parent                                  (208)       (692)
                                                                 --------    --------

NET CASH USED BY FINANCING ACTIVITIES                            $ (1,304)   $(51,825)
                                                                 --------    --------

Net increase in cash and cash equivalents                        $   --      $ 24,971

Cash and cash equivalents at beginning of period                       86          88
                                                                 --------    --------

Cash and cash equivalents at end of year period                  $     86    $ 25,059
                                                                 ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------
Cash paid during the period for:
      Interest, net of amounts capitalized                       $    417    $  2,997
      Income taxes                                               $ (1,239)   $    332

                      The accompany notes are an integral
                      part of these financial statements.

                                                                               5
                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999


   (1)  ACCOUNTING POLICIES

   It is Midland Enterprises Inc.'s (the Registrant's) opinion that the financial information contained in this report reflects all adjustments necessary to present a fair statement of the results for the periods reported, but such results are not necessarily indicative of results to be expected for the year, due to the somewhat seasonal nature of the Registrant's operations. All such adjustments were of a normal, recurring nature.

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

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein when read with the annual report for 1998 filed on Form 10-K are adequate to make the information presented not misleading.

                                                                               6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
----------------------


Lower coal shipments by electric utility customers and reduced demand for industrial raw materials negatively affected revenues as compared to a year ago. As a result, market rates for spot business remained weak. Fuel adjustment mechanisms contained in multi-year contracts further reduced revenues due to a 17% decline in fuel prices as compared to a year ago. These factors combined to reduce first quarter revenues 2% as compared to 1998.

Although first quarter tonnage transported by the Registrant declined nearly 5% from 1998, related ton miles increased 2% due to longer average trip lengths. Coal tonnage declined 7%, reflecting lower demand by Ohio River-based utilities. However, coal ton miles increased 5% due to additional utility coal tonnage destined to the Gulf and demand by industrial accounts. Non-coal tonnage and related ton miles were virtually unchanged from the prior year.

Operating conditions during the quarter, although less severe than 1998, were still quite disruptive at times. Heavy ice on the Illinois and mid-Mississippi rivers in January and flooding along the Lower Mississippi River in February increased operating costs, damaged vessels and delayed shipments. Operating expenses in the first quarter, despite lower fuel costs, increased 3% over 1998. Higher costs associated with crew labor, vessel maintenance and depreciation on new equipment were the major contributing factors. As a result, first quarter operating earnings declined $2.9 million as compared to the same period in 1998.

Due to the reduced operating earnings as discussed above, and slightly lower interest income from parent, earnings before extraordinary item declined $2.1 million, or 88%, from 1998.

In March 1998, the Registrant recognized an extraordinary loss of $2.3 million or $1.5 million net of tax, on the early extinguishment of $50 million of First Preferred Ship Mortgage bonds due 2008. Net earnings after the extraordinary item declined $.6 million as compared to last year.

                                                                               7
YEAR 2000 ISSUES
----------------

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

COST OF YEAR 2000 ISSUES

The Registrant expects that the cost of year 2000 compliance will approximate $2.3 million as detailed in the following chart. This includes the cost of purchased software and hardware, consulting, as well as internal staff deployed to this project. Based on management's current estimates, the future costs are expected to be substantially complete by the end of the second quarter of 1999.

($ Millions)                    Cost to Date                              Expected Future Cost
------------------------------- ----------------------------------------- -----------------------------------------
Capital                         $1.0                                      $0.3
Expense                         $0.8                                      $0.2

RISK OF YEAR 2000 ISSUES

The Registrant has assessed the most reasonably likely worst case year 2000 scenario. Given the Registrant's efforts to minimize the risk of internal year 2000 issues, the Registrant believes its most reasonably likely worst case scenario would involve infrastructure disruption through failure of third party services. These could include, without limit: lock and dam operations, rail services for river served docks and terminals, telecommunications, electricity and banking services. Major delays to river traffic and customers could result in the loss of Registrant revenues dependent on their duration. In such instances, the Registrant would have to enact disaster recovery plans, use alternate service providers and seek other routes of navigation to the extent possible.

                                                                               8
REGISTRANT'S CONTINGENCY PLAN

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


LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures and dividends paid to Parent in the first quarter of 1999 were funded from cash provided by operating activities. Capital expenditures for 1999 are estimated at $42 million, the majority of which pertains to purchase commitments for new barge purchases. These purchases will be funded with cash provided from operating activities and the receivable with parent.

The decline in cash and cash equivalents and the accounts payable parent reflect the reclassification of these balances to the receivable with parent account along with the remaining proceeds of the $75 million debt issuance in 1998. The decline in accounts payable trade mainly reflects reduced amounts owed on barge construction in progress. The decrease in other current liabilities reflects lower amounts owed for healthcare, equipment charter and other barging services.

                                                                               9
FORWARD-LOOKING INFORMATION
---------------------------

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

                                                                              10
                           PART II. OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

       (a)  Exhibit 27   -   Financial Data Schedule

       (b)  Reports on Form 8-K
            -------------------

      There were no reports on Form 8-K filed in the first quarter of 1999.

                                                                              11
                                    SIGNATURE
                                    ---------


   It is the Registrant's opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary for a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of Midland's operations. All accounting policies have been applied in a manner consistent with prior periods. Such financial information is subject to year end adjustments and annual audit by independent public accountants.

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



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




   DATE:  APRIL 30, 1999