Form 10-Q
period 1999-06-30
MIDLAND ENTERPRISES INC /DE/
filed 1999-07-30
CIK 66029

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  June 30, 1999
                   -------------
             or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

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

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                    -----------------------------------------

                       CONSOLIDATED STATEMENTS OF EARNINGS
                       -----------------------------------

                                                               (000 OMITTED)
                                          -------------------------------------------------------
                                          For the Three Months Ended     For the Six Months Ended
                                          --------------------------     ------------------------
                                             June 30,     June 30,         June 30,     June 30,
                                               1999        1998             1999          1998
                                             -------      -------         --------      --------
REVENUES                                     $65,783      $65,163         $127,109      $127,821
                                             -------      -------         --------      --------

OPERATING COSTS AND EXPENSES:
      Operating expenses                     $46,286      $44,156         $ 90,710      $ 87,315
      Depreciation and amortization            6,065        5,921           12,165        11,737
      Selling, general & administrative        3,055        3,030            6,129         6,164
      Overhead allocation from Parent            775          750            1,550         1,500
      Taxes, other than income                 3,866        3,585            7,678         7,297
                                             -------      -------         --------      --------
                                             $60,047      $57,442         $118,232      $114,013
                                             -------      -------         --------      --------

OPERATING EARNINGS                           $ 5,736      $ 7,721         $  8,877      $ 13,808
                                             -------      -------         --------      --------

OTHER INCOME (EXPENSE):
      Interest income from Parent            $   725      $    86         $  1,396      $    990
      Interest income other                        6           37               18            57
      Gain on sale of assets
          and other, net                          91           89               81           184
                                             -------      -------         --------      --------
                                             $   822      $   212         $  1,495      $  1,231
                                             -------      -------         --------      --------
INTEREST EXPENSE:
      Long-term debt                         $ 3,217      $ 2,044         $  6,467      $  5,346
      Other, including amortization
           of debt expense                        61           39              119            86
                                             -------      -------         --------      --------
                                             $ 3,278      $ 2,083         $  6,586      $  5,432
                                             -------      -------         --------      --------

EARNINGS BEFORE INCOME TAXES                 $ 3,280      $ 5,850         $  3,786      $  9,607

PROVISION FOR INCOME TAXES                     1,231        2,106            1,459         3,475
                                             -------      -------         --------      --------

EARNINGS BEFORE EXTRAORDINARY ITEMS          $ 2,049      $ 3,744         $  2,327      $  6,132
                                             -------      -------         --------      --------

EXTRAORDINARY ITEMS, NET OF TAX:
   Credit for coal miners retiree
      health care                            $    --      $ 2,827         $     --      $  2,827

    Loss on early retirement of
      debt                                        --           --               --        (1,465)
                                             -------      -------         --------      --------

NET EARNINGS                                 $ 2,049      $ 6,571         $  2,327      $  7,494
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

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                    -----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                       (000 OMITTED)
                                            ------------------------------------
                                            June 30,      Dec. 31,      June 30,
                                              1999         1998           1998
                                            --------      --------      --------
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents          $     86      $     86      $     65
         Receivables -
                 Trade, net                   17,185        17,765        16,556
                 Parent                       59,745        56,572            --
                 Other                         2,813         2,965         1,273
         Materials, supplies & fuel            7,438         6,940         7,497
         Prepaid expenses                      3,571         1,866         2,926
                                            --------      --------      --------

TOTAL CURRENT ASSETS                        $ 90,838      $ 86,194      $ 28,317
                                            --------      --------      --------

PROPERTY AND EQUIPMENT, AT COST             $686,528      $679,014      $664,262
         Less-accumulated depreciation       361,710       350,015       342,831
                                            --------      --------      --------

NET PROPERTY AND EQUIPMENT                  $324,818      $328,999      $321,431
                                            --------      --------      --------

OTHER ASSETS:
         Deferred pension charges           $ 15,372      $ 15,198      $ 14,520
         Other                                 6,019         5,857         4,999
                                            --------      --------      --------

TOTAL OTHER ASSETS                          $ 21,391      $ 21,055      $ 19,519
                                            --------      --------      --------

TOTAL ASSETS                                $437,047      $436,248      $369,267
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

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                    -----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                 (000 OMITTED)
                                                     -------------------------------------
                                                     June 30,      Dec. 31,       June 30,
                                                       1999          1998           1998
                                                     --------      --------      --------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
            Current portion of long - term debt      $  4,969      $  4,742      $  4,545
            Accounts payable Parent                        --            --         2,436
            Accounts payable trade                     11,114        11,204        10,465
            Reserve for insurance claims                9,647        10,739        11,918
            Interest payable                            3,691         3,755         2,649
            Taxes payable                               4,603         3,663         3,175
            Accrued expenses                            4,032         4,080         3,923
            Other current liabilities                   7,063         7,448         9,841
                                                     --------      --------      --------

TOTAL CURRENT LIABILITIES                            $ 45,119      $ 45,631      $ 48,952
                                                     --------      --------      --------

LONG-TERM DEBT                                       $145,134      $147,448      $ 81,461
                                                     --------      --------      --------

RESERVES AND DEFERRED CREDITS:
            Deferred income taxes                    $ 66,917      $ 64,012      $ 61,063
            Unamortized investment tax credits          1,934         2,116         2,306
            Post-retirement health care                 9,307         9,058         8,873
            Coal miners retiree health care                --            --            --
            Other reserves                              2,052         1,981         2,110
                                                     --------      --------      --------

TOTAL RESERVES AND DEFERRED CREDITS                  $ 80,210      $ 77,167      $ 74,352
                                                     --------      --------      --------

STOCKHOLDER'S EQUITY:
            Common stock, $100 par value -
               Authorized shares - 1,000
               Issued shares  - 15 1/2               $      1      $      1      $      1
            Capital in excess of par value             52,519        52,519        52,519
            Retained earnings                         114,064       113,482       111,982
                                                     --------      --------      --------

TOTAL STOCKHOLDER'S EQUITY                           $166,584      $166,002      $164,502
                                                     --------      --------      --------


TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY           $437,047      $436,248      $369,267
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

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                    -----------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                                         (000 OMITTED)
                                                                                    ------------------------
                                                                                    FOR THE SIX MONTHS ENDED
                                                                                    JUNE 30,       JUNE 30,
                                                                                      1999           1998
                                                                                    ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                                  $  2,327       $  7,494
      Adjustments to reconcile net earnings to
           net cash provided by operating activities:
           Extraordinary items, net                                                       --         (1,362)
           Depreciation and amortization                                              12,165         11,737
           Deferred and current income taxes                                           3,398            949
           Net (gain) loss on sale of assets                                             (91)             2
           Other changes in assets and liabilities:
                Trade receivables                                                        581          1,651
                Materials, supplies & fuel                                              (498)         1,241
                Accounts payable                                                         (90)        (7,734)
                Accrued expenses and other current liabilities                        (1,142)           332
                Other                                                                 (1,547)        (1,850)
                                                                                    --------       --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                           $ 15,103       $ 12,460
                                                                                    --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                          $ (8,260)      $(26,540)
      (Increase) decrease in Parent receivable                                        (3,173)        69,381
      Proceeds from asset dispositions                                                   162            725
                                                                                    --------       --------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                    $(11,271)      $ 43,566
                                                                                    --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of long-term debt                                                   $ (2,087)      $(52,549)
      Cash dividends paid to Parent                                                   (1,745)        (3,500)
                                                                                    --------       --------

NET CASH USED BY FINANCING ACTIVITIES                                               $ (3,832)      $(56,049)
                                                                                    --------       --------

Net decrease in cash and cash equivalents                                           $     --       $    (23)

Cash and cash equivalents at beginning of period                                          86             88
                                                                                    --------       --------

Cash and cash equivalents at end of period                                          $     86       $     65
                                                                                    ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
      Interest, net of amounts capitalized                                          $  5,884       $  6,631
      Income taxes                                                                  $ (1,970)      $  2,468


                     The accompanying notes are an integral
                      part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999


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

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
----------------------

Demand for transportation services in the second quarter improved over the first quarter of 1999, on the strength of increased shipments of non-coal commodities, particularly grain. Second quarter ton miles increased 4% over 1998 and were 3% greater than last year for the first six months. However, continued weak demand for spot and export coal and high utility coal stockpiles slowed shipments and contributed to lower rate levels and reduced margins as compared to last year. Overall, rates per ton mile declined 5% for the quarter and 4% year-to-date, due to the market factors discussed above, tonnage mix changes, and contractual pass through provisions contained in multi-year contracts related to lower fuel prices. Fuel prices declined 5% in the second quarter and 12% year to date, as compared to 1998. As a result, consolidated revenues increased 1% for the quarter, but declined 1% compared to the first six months of 1998.

Tonnage transported by the Registrant increased 1% in the second quarter but declined 2% for the first six months as compared to last year. Coal tonnage declined 4% for the second quarter and 5% year to date compared to 1998, mainly for the reasons cited above. However, ton miles from coal movements year to date were up 1% from longer average hauls. Non-coal tonnage increased 8% and 4% for the second quarter and year to date, respectively as compared to last year as a result of increased shipments of grain.

During the first quarter of 1999, heavy ice on the Illinois and mid-Mississippi rivers and flooding along the Lower Mississippi River increased operating costs, damaged vessels and delayed shipments. Operating conditions during the second quarter were near normal, but high water levels did restrict barge loading and tow sizes in some areas. Operating expenses, despite lower fuel costs, increased 5% in the second quarter and 4% for the first six months in comparison to 1998. Higher costs associated with crew labor, port expenses, vessel maintenance, and insurance contributed to the increase. As a result of the lower margins and increased costs, operating earnings declined $2.0 million and $4.9 million in the second quarter, and year to date, respectively, as compared to the same periods in 1998.

The reduced operating earnings combined with higher net interest expense associated with increased long-term debt in 1999, was offset by .7 million in interest from parent. As a result, earnings before extraordinary items declined $1.7 million in the second quarter and $3.8 million year to date compared to 1998.

In March 1998, the Registrant recognized an extraordinary loss of $2.3 million or $1.5 million net of tax, on the early extinguishment of $50 million of First Preferred Ship Mortgage bonds due 2008. In June of 1998, the U. S. Supreme Court upheld Eastern Enterprises' challenge to the constitutionality of the Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act") as applied to Eastern. Consequently, the Registrant reversed its Coal Act reserve resulting in an extraordinary gain of $4.3 million pre-tax or $2.8 million net in the second quarter of 1998.

As a result of the operating and extraordinary items discussed above, net earnings after the extraordinary item declined $4.5 million and $5.2 million, as compared to last year, for the second quarter and first six months, respectively.

YEAR 2000 ISSUES
----------------

STATE OF READINESS

The Registrant has assessed the impact of the year 2000 issue with respect to its Information Technology ("IT") systems and non-IT (embedded chip technology) issues as well as the Registrant's exposure to significant third party risks. Accordingly, the Registrant has completed nearly all elements of an enterprise-wide project plan to replace or modify existing systems and technology as required. To help assure itself that its major customers and critical vendors are also addressing these issues, the Registrant has communicated with all critical third parties and has obtained or is actively seeking written confirmation of third party readiness.

With respect to IT systems, the Registrant has accomplished a significant portion of its project plan. The Registrant has purchased and is operating a year 2000 compliant mainframe computer and has since tested, modified or replaced where appropriate, all mainframe-based "mission critical" programs including the Registrant's core applications for traffic & dispatch, customer information and financial systems. The Registrant has also identified all server and personal computer based programs and hardware possibly impacted. Replacement or modifications have been completed for substantially all of these systems except accounts receivable. The registrant is near programming completion of a new accounts receivable system, which is scheduled for production rollout by the end of the third quarter 1999. Data / voice communication and e-mail systems have also been tested and replaced where necessary.

With respect to non-IT systems, the Registrant's major operating assets and their sub-systems were reviewed for embedded chip technology. Based on this review and actions taken, management believes year 2000 issues with regard to internal chip technology will not impair its operating assets.

COST OF YEAR 2000 ISSUES

The Registrant expects that the cost of year 2000 compliance will approximate $2.3 million as detailed in the following chart. This includes the cost of purchased software and hardware, consulting, as well as internal staff deployed to this project. Based on management's current estimates, the future costs are expected to be substantially complete by the end of the third quarter of 1999.

($ Millions)              Cost to Date                    Expected Future Cost
--------------------------------------------------------------------------------
Capital                   $1.1                            $0.2
Expense                   $0.8                            $0.2

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

REGISTRANT'S CONTINGENCY PLAN

The Registrant has substantially completed preparation of a contingency plan, and expects to have it fully complete by September 30, 1999. Toward this effort, the Registrant has assessed third party risk with a plan intended to assure critical suppliers, services and customers are actively working on or have achieved year 2000 compliance. The Registrant has identified its critical areas of third party risk to include providers of telecommunications and electricity services, rail services to river served docks, diesel fuel to power towboats, banking services to execute business transactions and river navigation through the operation of locks and dams. The Registrant is actively seeking written confirmation from these service providers and others as to their year 2000 readiness. Most written and verbal responses received thus far describe programs in place that are near completion or ongoing with projected completion dates of mid 1999. Many third parties, while confident of their programs, do not make 100% guarantees or assurances.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Capital expenditures, dividends paid to Parent and long-term debt payments in the first six months of 1999 were funded from cash provided by operating activities. Total planned capital expenditures for 1999 are projected at $20 million, the majority of which pertains to purchases of new barges. In addition, the Registrant intends to enter into a series of long-term operating leases for up to 100 additional new hopper barges in the third and fourth quarters of 1999, the terms of which are still under negotiation with a selected financial institution.

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

             There were no reports on Form 8-K filed in the second quarter of 1999.

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





DATE: JULY 30, 1999