Form 10-Q
period 1999-09-30
MIDLAND ENTERPRISES INC /DE/
filed 1999-10-29
CIK 66029

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1999
                  ------------------

                 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________________to_______________________


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

                  Yes  X  No
                     ----   ----
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

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES                 1
                    -----------------------------------------

                       CONSOLIDATED STATEMENTS OF EARNINGS
                       -----------------------------------


                                                              (000 OMITTED)
                                           -----------------------------------------------------
                                           FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                           --------------------------  -------------------------
                                             SEPT. 30,    SEPT. 30,     SEPT. 30,     SEPT. 30,
                                               1999          1998          1999          1998
                                            ---------     ---------     ---------     ---------

REVENUES                                    $  69,690     $  66,850     $ 196,799     $ 194,671
                                            ---------     ---------     ---------     ---------

OPERATING COSTS AND EXPENSES:
      Operating expenses                    $  49,213     $  45,134     $ 139,923     $ 132,449
      Depreciation and amortization             6,063         5,942        18,228        17,679
      Selling, general & administrative         3,059         3,087         9,188         9,251
      Overhead allocation from Parent             775           750         2,325         2,250
      Taxes, other than income                  3,851         3,517        11,529        10,814
                                            ---------     ---------     ---------     ---------
                                            $  62,961     $  58,430     $ 181,193     $ 172,443
                                            ---------     ---------     ---------     ---------

OPERATING EARNINGS                          $   6,729     $   8,420     $  15,606     $  22,228
                                            ---------     ---------     ---------     ---------

OTHER INCOME (EXPENSE):
      Interest income (expense) - Parent    $     763     $     (33)    $   2,159     $     957
      Interest income other                         6             6            24            63
      Gain on sale of assets
          and other, net (Note 2)               1,886            92         1,967           276
                                            ---------     ---------     ---------     ---------
                                            $   2,655     $      65     $   4,150     $   1,296
                                            ---------     ---------     ---------     ---------
INTEREST EXPENSE:
      Long-term debt                        $   3,168     $   1,996     $   9,635     $   7,342
      Other, including amortization
          of debt expense                        (442)           42          (323)          128
                                            ---------     ---------     ---------     ---------
                                            $   2,726     $   2,038     $   9,312     $   7,470
                                            ---------     ---------     ---------     ---------

EARNINGS BEFORE INCOME TAXES                $   6,658     $   6,447     $  10,444     $  16,054

PROVISION FOR INCOME TAXES                      2,436         2,323         3,895         5,798
                                            ---------     ---------     ---------     ---------

EARNINGS BEFORE EXTRAORDINARY ITEMS         $   4,222     $   4,124     $   6,549     $  10,256
                                            ---------     ---------     ---------     ---------

EXTRAORDINARY ITEMS, NET OF TAX:
   Credit for coal miners retiree
      health care                           $       -     $       -     $       -     $   2,827

    Loss on early retirement of
      debt                                          -             -             -        (1,465)
                                            ---------     ---------     ---------     ---------

NET EARNINGS                                $   4,222     $   4,124     $   6,549     $  11,618
                                            =========     =========     =========     =========


                     The accompanying notes are an integral
                       part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES                 2
                    -----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------



                                                  (000 OMITTED)
                                          --------------------------------
                                          SEPT. 30,   DEC. 31,   SEPT. 30,
                                            1999        1998        1998
                                          --------    --------    --------
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents        $     60    $     86    $    192
         Receivables -
                 Trade, net                 22,199      17,765      18,069
                 Parent                     64,587      56,572      57,759
                 Other                       1,580       2,965       1,482
         Materials, supplies & fuel          8,256       6,940       7,977
         Prepaid expenses                    3,539       1,866       3,116
                                          --------    --------    --------

TOTAL CURRENT ASSETS                      $100,221    $ 86,194    $ 88,595
                                          --------    --------    --------


PROPERTY AND EQUIPMENT, AT COST           $684,560    $679,014    $677,836
         Less-accumulated depreciation     363,558     350,015     347,981
                                          --------    --------    --------

NET PROPERTY AND EQUIPMENT                $321,002    $328,999    $329,855
                                          --------    --------    --------


OTHER ASSETS:
         Deferred pension charges         $ 15,372    $ 15,198    $ 14,520
         Other                               5,678       5,857       5,453
                                          --------    --------    --------

TOTAL OTHER ASSETS                        $ 21,050    $ 21,055    $ 19,973
                                          --------    --------    --------


TOTAL ASSETS                              $442,273    $436,248    $438,423
                                          ========    ========    ========


                     The accompanying notes are an integral
                       part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES                 3
                    -----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                            (000 OMITTED)
                                                   --------------------------------
                                                   SEPT. 30,   DEC. 31,   SEPT. 30,
                                                     1999        1998        1998
                                                   --------    --------    --------

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
            Current portion of long - term debt    $  5,069    $  4,742    $  4,629
            Accounts payable trade                   11,201      11,204      14,708
            Reserve for insurance claims              9,908      10,739      10,571
            Interest payable                          5,873       3,755       4,171
            Taxes payable                             5,675       3,663       3,378
            Accrued expenses                          4,276       4,080       4,150
            Other current liabilities                 6,537       7,448       7,052
                                                   --------    --------    --------

TOTAL CURRENT LIABILITIES                          $ 48,539    $ 45,631    $ 48,659
                                                   --------    --------    --------

LONG-TERM DEBT                                     $143,699    $147,448    $148,620
                                                   --------    --------    --------

RESERVES AND DEFERRED CREDITS:
            Deferred income taxes                  $ 68,954    $ 64,012    $ 62,393
            Unamortized investment tax credits        1,845       2,116       2,211
            Post-retirement health care               9,500       9,058       8,858
            Other reserves                            2,097       1,981       2,151
                                                   --------    --------    --------

TOTAL RESERVES AND DEFERRED CREDITS                $ 82,396    $ 77,167    $ 75,613
                                                   --------    --------    --------

STOCKHOLDER'S EQUITY:
            Common stock, $100 par value -
               Authorized shares - 1,000
               Issued shares  - 15 1/2             $      1    $      1    $      1
            Capital in excess of par value           52,519      52,519      52,519
            Retained earnings                       115,119     113,482     113,011
                                                   --------    --------    --------

TOTAL STOCKHOLDER'S EQUITY                         $167,639    $166,002    $165,531
                                                   --------    --------    --------


TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY         $442,273    $436,248    $438,423
                                                   ========    ========    ========


                     The accompanying notes are an integral
                       part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES                 4
                    -----------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------


                                                                      (000 OMITTED)
                                                                -------------------------
                                                                FOR THE NINE MONTHS ENDED
                                                                  SEPT. 30,   SEPT. 30,
                                                                    1999         1998
                                                                -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
      Net earnings                                                $  6,549     $ 11,618
      Adjustments to reconcile net earnings to
           net cash provided by operating activities:
           Extraordinary items, net                                      -       (1,362)
           Depreciation and amortization                            18,228       17,679
           Deferred and current income taxes                         5,927        2,447
           Net (gain) loss on sale of assets                        (1,919)           2
           Other changes in assets and liabilities:
                Trade receivables                                   (4,433)         138
                Materials, supplies & fuel                          (1,316)         761
                Accounts payable                                        (3)      (3,491)
                Accrued expenses and other current liabilities       1,598       (2,020)
                Other                                                  235       (2,641)
                                                                  --------     --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                         $ 24,866     $ 23,131
                                                                  --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
      Capital expenditures                                        $ (9,284)    $(41,091)
      Decrease (increase) in Parent receivable                      (8,015)       9,186
      Proceeds from asset dispositions                                 740          850
                                                                  --------     --------

NET CASH USED BY INVESTING ACTIVITIES                             $(16,559)    $(31,055)
                                                                  --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
      Repayment of long-term debt                                 $ (3,422)    $(53,896)
      Issuance of long-term debt                                         -       68,519
      Cash dividends paid to Parent                                 (4,911)      (6,595)
                                                                  --------     --------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                  $ (8,333)    $  8,028
                                                                  --------     --------

Net increase (decrease) in cash and cash equivalents              $    (26)    $    104
Cash and cash equivalents at beginning of period                        86           88
                                                                  --------     --------

Cash and cash equivalents at end of period                        $     60     $    192
                                                                  ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------
Cash paid (received) during the period for:
      Interest, net of amounts capitalized                        $  6,664     $  7,104
      Income taxes                                                $ (2,062)    $  3,381


                     The accompanying notes are an integral
                       part of these financial statements.

                                                                               5
                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


   (1) ACCOUNTING POLICIES

   It is Midland Enterprises Inc.'s (the Registrant's) opinion that the financial information contained in this report reflects all adjustments necessary to present a fair statement of the results for the periods reported, but such results are not necessarily indicative of results to be expected for the year, due to the somewhat seasonal nature of the Registrant's operations. All such adjustments are of a normal, recurring nature.

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


   (2) SALE OF ASSETS

   During the third quarter, the Registrant recorded a pretax gain of $1.8 million on the sale of a surplus towboat. The sale of the towboat closed in July with the Registrant receiving several new hopper barges and a small amount of cash in exchange for the vessel.

         2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
----------------------

Third quarter demand for transportation services was nearly unchanged from the second quarter. A strong market for grain exports, and increased import activity of ores and steel related raw materials continued to offset declines in coal demand by electric utilities, as high stockpiles slowed shipments. In comparison to 1998, ton miles increased nearly 4% for the third quarter, and 3% for the first nine months. Rates per ton mile in the quarter improved modestly over the same period in 1998, primarily due to the strengthening of the grain and import markets discussed above, while rates for spot coal movements were generally lower. Rates also benefited from contractual pass through provisions contained in multi-year contracts related to higher fuel prices that increased 22% in the third quarter as compared to 1998, but remained 2% below 1998 for the first nine months. As a result of these factors, consolidated revenues increased 4% for the quarter and 1% for the first nine months.

Tonnage transported by the Registrant declined 2% for both the third quarter and first nine months as compared to last year. Coal tonnage for the third quarter and year to date declined 9% and 7%, respectively, as compared to 1998, mainly for the reasons cited above. Ton miles from coal movements were down 10% for the quarter and 3% year to date compared to last year, mainly from continued weak demand for spot and export. Non-coal tonnage increased 11% and 6% for the third quarter and year to date, respectively, as a result of the market factors discussed above. Ton miles generated from non-coal movements increased comparably.

Operating conditions in 1999 generally compared well with 1998, except for severe icing during the first quarter, which negatively affected productivity and costs. During the third quarter drought conditions impacted operations on the lower Mississippi river, where water levels reached their lowest stages since the drought of 1988. Operating expense increased 9% in the third quarter and 6% for the first nine months in comparison to 1998. Higher costs associated with crew labor, port expenses, vessel maintenance, and insurance mainly contributed to the increase. As a result of the increased costs and lower margins, operating earnings declined $1.7 million and $6.6 million in the third quarter, and year to date, respectively, as compared to the same periods in 1998.

Third quarter earnings before income taxes in 1999 benefited from a $1.8 million gain on the sale of an excess towboat, offset partially by higher net interest expense from new long-term debt issued late in the third quarter of 1998. Combined with the reduced operating earnings discussed above, earnings before extraordinary items for the third quarter increased $.1 million. For the first nine months of 1999, earnings before extraordinary items declined $3.7 million.

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

As a result of these extraordinary items in 1998, net earnings for the first nine months of 1999 declined a total of $5.1 million as compared to last year.


YEAR 2000 ISSUES
----------------

STATE OF READINESS

The Registrant has assessed the impact of the year 2000 issue with respect to its Information Technology ("IT") systems and non-IT (embedded chip technology) issues as well as the Registrant's exposure to significant third party risks. Accordingly, the Registrant has completed nearly all elements of an enterprise-wide project plan to replace or modify existing systems and technology as required. To help assure itself that its major customers and critical vendors also addressed these issues, the Registrant has communicated with all critical third parties and has obtained satisfactory written confirmation of third party readiness.

With respect to IT systems, the Registrant has accomplished its project plan. The Registrant is operating a year 2000 compliant mainframe computer and has since tested, modified or replaced where appropriate, all mainframe-based "mission critical" programs including the Registrant's core applications for traffic & dispatch, customer information and financial systems. The Registrant has also identified all server and personal computer based programs and hardware possibly impacted. Replacement or modifications have been completed for all of these systems. Data / voice communication and e-mail systems have also been tested and replaced where necessary.

With respect to non-IT systems, the Registrant's major operating assets and their sub-systems were reviewed for embedded chip technology. Based on this review and actions taken, management believes year 2000 issues with regard to internal chip technology will not impair its operating assets.


COST OF YEAR 2000 ISSUES

The Registrant expects that the cost of year 2000 compliance will approximate $2.5 million as detailed in the following chart. This includes the cost of purchased software and hardware, consulting, as well as internal staff deployed to this project. Based on management's current estimates, the costs are nearly complete at the end of the third quarter of 1999.

($ Millions)     Cost to Date           Expected Future Cost
--------------------------------------------------------------------------------
Capital          $1.3                   $0.1
Expense          $1.0                   $0.1

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

REGISTRANT'S CONTINGENCY PLAN

The Registrant has completed preparation of a contingency plan. Toward this effort, the Registrant has assessed third party risk with a plan intended to assure critical suppliers, services and customers have actively worked on or have achieved year 2000 compliance. The Registrant has identified its critical areas of third party risk to include providers of telecommunications and electricity services, rail services to river served docks, diesel fuel to power towboats, banking services to execute business transactions and river navigation through the operation of locks and dams. The Registrant has obtained written and verbal confirmation from these service providers and others as to their year 2000 readiness. Most written and verbal responses received describe programs in place that are completed. A few provided projected completion dates of October 1999. Some third parties, while confident of their programs, do not make 100% guarantees or assurances.

To the extent the Registrant believes that any supplier of its critical goods or services poses significant risk of year 2000 failure, the Registrant has located or identified backup providers to help assure continuity of supply.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Capital expenditures, dividends paid to Parent and long-term debt payments in the first nine months of 1999 were funded from cash provided by operating activities. Total planned capital expenditures for 1999 are projected at $19 million, the majority of which pertains to purchases of new barges, investments in terminal facilities and information system improvements. In addition, the Registrant has signed a series of long-term operating leases for up to 100 new hopper barges for delivery by year-end.

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

Investors should be aware of important factors that could cause actual results to differ materially from the forward-looking projections or expectations. These factors include, but are not limited to: the effects of strategic initiatives on earnings and cash flow, changes in market conditions for barge transportation, adverse weather and operating conditions on the inland waterways, the functionality of programs and systems in the year 2000, the impact of third parties' year 2000 issues, changes in economic conditions including interest rates and the value of the dollar versus other currencies, changes in fuel prices, and regulatory and court decisions. All of these factors are difficult to predict and are generally beyond the control of the Registrant.




                           PART II. OTHER INFORMATION


   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

       (a) Exhibit 10.1 - Change of Control Agreement, dated as of September 22, 1999, by and between Eastern Enterprises, Midland Enterprises Inc. and J. Mark Cook (incorporated by reference to Exhibit 10.11.6 to the Quarterly Report on Form 10-Q of Eastern Enterprises for the quarter ended September 30, 1999).

           Exhibit 27 - Financial Data Schedule

       (b) Reports on Form 8-K
           -------------------

           There were no reports on Form 8-K filed in the third quarter of 1999.

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





   DATE: OCTOBER 29, 1999