Form 10-K405
period 1999-12-31
MIDLAND ENTERPRISES INC /DE/
filed 2000-03-13
CIK 66029

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended   DECEMBER 31, 1999
                                   ---------------------------------------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from                    to
                                        -------------------  -------------------

         Commission file number   2-39895
                                ------------------------------------------------

                                 MIDLAND ENTERPRISES INC.
         -----------------------------------------------------------------------
                  (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      DELAWARE                                  04-2284434
         ------------------------------------               -------------------
         (STATE OF OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

         300 PIKE STREET; CINCINNATI, OHIO                         45202
         ----------------------------------------           -------------------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

         Registrant's telephone number, including area code 513-721-4000
                                                            ------------
         Securities registered pursuant to Section 12(b) of the Act:

                 TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON
                                                          WHICH REGISTERED
         -----------------------------------      ------------------------------


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

         MARCH 13, 2000 - 15 1/2 SHARES
         -----------------------------------------------------------------------

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

         THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I
         (1) (A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                                     PART I
                                     ------


ITEM 1. BUSINESS
        --------

(a)     GENERAL

Midland Enterprises Inc. (the "Registrant"), incorporated under the laws of the State of Delaware in 1961, is a wholly owned subsidiary of Eastern Enterprises ("Eastern") of Weston, Massachusetts. On November 4, 1999, Eastern and KeySpan Corporation ("KeySpan") of Brooklyn, New York announced that the companies had signed a definitive merger agreement under which KeySpan will acquire all of the common stock of Eastern. The transaction is conditioned, among other things, upon the approval of Eastern's shareholders, the Securities and Exchange Commission and the New Hampshire Public Utility Commission.

The Registrant is primarily engaged, through wholly owned subsidiaries, in the operation of a fleet of towboats, tugboats and barges, principally on the Ohio and Mississippi Rivers and their tributaries, the Gulf Intracoastal Waterway and in the Gulf of Mexico. The Registrant's barge line subsidiaries transport bulk commodities, a major portion of which is coal. The Registrant, through other subsidiaries, performs repair work on marine equipment, operates a coal dumping terminal and a phosphate rock and phosphate chemical fertilizer terminal, cargo transfer facilities, and provides refueling and barge fleeting services.

Substantially all of the barges, towboats and tugboats operated by the Registrant's barge line subsidiaries are owned by and chartered from the Registrant. Approximately half of the Registrant's barges are mortgaged or leased and the payments under related charter agreements with its subsidiaries are pledged to secure associated long-term debt.

The Registrant's barge line subsidiaries are The Ohio River Company ("ORCO"), Orgulf Transport Co. ("Orgulf"), Red Circle Transport Co. ("Red Circle"), and Orsouth Transport Co. ("Orsouth"). The Registrant's other principal subsidiaries, all of whose outstanding stock is owned by the Registrant, are Eastern Associated Terminals Company ("EATCO"), Hartley Marine Corp. ("Hartley"), The Ohio River Terminals Company ("ORTCO"), Capital Marine Supply, Inc. ("Capital Marine") and River Fleets, Inc. ("River Fleets").


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

Orgulf operates principally on the Mississippi and Ohio Rivers and the Illinois Waterway, transporting principally coal, primarily for electric utilities, and grain. Stone, gravel, scrap, steel, coke and ores constitute the other significant commodities transported.

Orsouth operates principally on the Tennessee-Tombigbee and Gulf Intracoastal Waterways, and on the Black Warrior and Mississippi Rivers transporting principally coal and ores.

Red Circle is engaged primarily in the offshore transportation of phosphate rock in the Gulf of Mexico and grain from Louisiana to Puerto Rico. EATCO operates a terminal on leased land at Tampa, Florida. Hartley operates shipyard facilities at Paducah, Kentucky, sells fuel at Point Pleasant, West Virginia, and provides towing services principally on the Ohio River and its tributaries. ORTCO owns and operates a coal dumping facility in Huntington, West Virginia. Capital Marine operates several barge fleeting facilities and two ship anchorages near Reserve and New Orleans,

Louisiana, and provides various port services on the Mississippi River. River Fleets operates a barge fleeting facility in Wyatt, Missouri, and a cargo transfer facility in Decatur, Alabama.

Tonnage transported by the Registrant's subsidiaries was 60.0 million in 1999,
59.9 million in 1998 and 57.0 million in 1997. Tonnage in 1999 was .3% above 1998 reflecting an 8% increase in non-coal shipments partly offset by a 4% decline in coal tonnage. Tonnage in 1998 was 5% over 1997 as a result of increased shipments by contract coal customers and new aggregate business acquired in 1998, partly offset by lower grain and export coal demand.

The following table summarizes the ton miles of cargo transported by the Registrant's subsidiaries for the period 1997 - 1999:

                                TON MILES TRANSPORTED (IN BILLIONS)
                                -----------------------------------
                                 1999           1998          1997
                                ------         ------        ------

            Coal ..........       12.6           13.2          13.6
            Grain .........        5.0            3.7           4.5
            Other* ........       15.4           15.2          15.0
                                ------         ------        ------

            Total Ton Miles       33.0           32.1          33.1
                                ======         ======        ======

* Other includes sand, stone, gravel, iron, scrap, steel, coke, phosphate, other dry cargo, and towing for others.

Ton miles are the product of tons and distance transported. In 1999, ton miles increased 3% on higher shipments of grain exports and imported steel related products, which resulted in a 3% increase in the average length of haul. In 1998, ton miles declined 3% primarily due to an 8% decline in the average length of haul, resulting from lower demand for coal and grain exports. In addition to changes in ton miles transported, Registrant's revenues and net earnings are affected by other factors such as competitive conditions, weather and the segment of the river system traveled. For most of 1999, operations experienced seasonal weather patterns; however, during the latter part of the year drought conditions negatively affected operations. In 1998, multiple tropical storms, flooding, and lock delays affected operations. See "Seasonality and Competition."


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

(c)      (1)      (vii)         CUSTOMERS

In 1999 and 1998, the Cincinnati Gas and Electric Company, a subsidiary of Cinergy Corp., and the combined revenues from Gulf Power Company and Mississippi Power Company, subsidiaries of The Southern Company, each accounted for more than 10% of the Registrant's consolidated revenues under multi-year coal transportation agreements. In 1997, only one customer, The Cincinnati Gas and Electric Company, accounted for approximately 10% of the Registrant's consolidated revenues. No other customer, or group of customers under common control, accounted for more than 10% of revenues in 1999, 1998 or 1997. On the basis of past experience and its competitive position, the Registrant considers that the loss of several of its subsidiaries' largest customers simultaneously, while possible, is unlikely to happen. The Registrant's subsidiaries have multi-year transportation and terminalling contracts that expire at various dates from March 2001 through June 2010. During 1999, approximately 52% of the Registrant's consolidated revenues resulted from these contracts. A substantial portion of the contracts provide for rate adjustments based on changes in various costs, including diesel fuel costs, but the effect of these adjustments is not immediate and the Registrant remains at risk for fuel price volatility on other contracts and spot business. In addition, contracts contain "force majeure" clauses which excuse performance by the parties to the contracts when performance is prevented by circumstances beyond their reasonable control. Some of these contracts have provisions for termination for specified causes, such as material breach of the contract, environmental restrictions on the burning of coal, or loss by the customer of an underlying commodity supply contract. Penalties for termination for such causes are not generally specified. However, some contracts provide that in the event of an uncured material breach by Registrant's subsidiary, which results in termination of the contract, Registrant's subsidiary would be responsible for reimbursing its customer for the differential between the contract price and the cost of substituted performance.


(c)      (1)      (viii)        BACKLOG

The backlog of transportation and terminalling business under multi-year contracts is summarized in the next table:

December 31,                                                1999         1998
                                                           ------       ------

Tons (in millions)                                          155.6        128.4
Revenues (in millions)                                     $537.9       $496.6
Portions of revenue backlog not expected to be filled
  within the current fiscal year                               80%          74%

The 1999 revenue backlog (which is based on contracts that extend beyond December 31, 2000) is shown at prices current as of December 31, 1999, which are subject to escalation/de-escalation provisions. Since services under many of the multi-year contracts are based on customer requirements, Registrant has estimated its backlog based on its forecast of the requirements of these contract customers. The 21% increase in tonnage backlog from 1998 mainly reflects new multi-year agreements entered into by the Registrant's subsidiaries, in addition to extended terms on current multi-year contracts. Partially offsetting these increases are declines reflecting the elapsing terms of other current contracts as they draw closer to maturity, including those excluded from the calculation as they enter their final year. The revenue backlog increased 8%, as the increase in backlog tonnage was partly offset by a shift in the forecast tonnage to shorter-haul shipments which are priced lower on a per ton basis. Electric utilities, which traditionally have entered into multi-year transportation and coal supply agreements, have shortened the term of some agreements for a variety of reasons including the Clean Air Act requirements and the trend towards deregulation of the electric power industry. These factors have also led to changes in the sourcing of coal by utilities, leading to changes in traffic patterns.

(c)      (1)      (ix)          GOVERNMENT CONTRACTS

The Registrant has no material portion of business subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

(c)      (1)      (x)           COMPETITION

The Registrant's inland marine transportation business competes on the basis of price, service and equipment availability. The Registrant's primary competitors include other barge lines and railroads. There are a number of companies offering barge transportation services on the waterways served by the Registrant. Competition between barge lines intensifies as barge supply exceeds demand. During the past few years, barge supply has increased as the barge industry has built more barges than it has retired. Year to year changes in operating conditions, due to the impact of weather and lock delays, can also significantly affect barge availability effectively increasing or decreasing capacity. The level of long haul export tonnage delivered to the Gulf of Mexico from upper rivers is also a key driver of barge demand. The exports of grain and coal are affected by the strength of the U.S. dollar, volatility of foreign economies, and changes in the level of foreign competition. In recent years, export coal shipments have declined significantly due to these factors. Grain exports, although stronger in 1999, have also been somewhat below market expectations. Increased imports of ores, cement and other raw materials through the Gulf have helped offset some of the export market weakness. However, these issues have continued to create strong competition for domestic business.

Improvements in operating efficiencies have permitted barge operators to maintain comparatively low rate structures. Consequently, the barge industry has generally been able to retain its competitive position with alternative methods, primarily railroads, for the transportation of bulk commodities when the origin and destination of such movements are contiguous to navigable waterways.

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


(c)      (1)      (xii)         COMPLIANCE WITH ENVIRONMENTAL STATUTES

The Registrant and/or its subsidiaries are subject to the provisions of the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, the Superfund Amendment and Reauthorization Act, the Resource Conservation and Recovery Act of 1976, and the Oil Pollution Act of 1990, which permit the Coast Guard and the Environmental Protection Agency to assess penalties and clean-up costs for oil, hazardous substance, and hazardous waste discharges. The Registrant is further subject to comparable state environmental statutes in the states where it operates. Some of these acts also allow third parties to seek damages for losses caused by such discharges. Compliance with these acts has had no material effect on the Registrant's capital expenditures, earnings, or competitive position; and no such effect is anticipated.

(c)      (1)      (xiii)        EMPLOYEES

As of December 31, 1999, the Registrant and its subsidiaries employed approximately 1,400 persons, of whom approximately 31% are represented by labor unions. The Registrant's subsidiaries have four collective bargaining agreements expiring in 2000.



(d)      FOREIGN OPERATIONS

The Registrant does not engage in material operations in foreign countries, and no material portion of Registrant's revenues is derived from customers in foreign countries.



ITEM 2.  PROPERTIES
         ----------

(a) As of December 31, 1999, the Registrant's floating equipment consisted of 2,436 barges and 86 boats. See "Principal Services and Markets" for other owned or leased properties.

         Capital expenditures for the Registrant in 1999 totaled approximately $18 million. These expenditures were made principally for the purchase of new barges, terminal facilities, and information system improvements.

(b)      Not applicable.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

None.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
Not required.


                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY
         --------------------------------------------------------------
         HOLDER MATTERS
         --------------

The Registrant's common stock is held solely by Eastern and is not traded in any market. Dividends were declared in the amount of $6,169,571 in 1999 and $7,391,409 in 1998.

The payment of dividends is subject to the restrictions described in Note 3 of Notes to Consolidated Financial Statements.


ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

Not required. Reference Management Narrative Analysis following Item 7. The Registrant meets the conditions set forth in General Instruction I (1) (a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

1999 COMPARED TO 1998
---------------------

Revenues in 1999 increased 2%, or $6.2 million, over 1998, primarily as a result of higher ton mile production reflecting increased demand for shipments of long-haul grain to the Gulf of Mexico for export, and backhaul imports of steel related products to the Ohio River Valley. Partially offsetting was a continued decline in export coal shipments from levels that were already depressed in 1998, due to the non-competitiveness of U.S. coal prices in world markets. Domestic spot coal shipments also trended lower, as mild weather and high stockpiles reduced utility demand. Overall, barge supply remained tight throughout most of 1999 due to the strong grain market, lock delays and weather issues as discussed below. However, rates per ton mile were nearly unchanged from last year despite rising fuel and operating costs, resulting in declining margins.

Total tonnage transported was unchanged from 1998, while ton miles increased 3%, as a result of an increase in the average length of haul due to the additional grain and import tonnage as discussed above. Total coal tonnage and ton miles declined 4%, reflecting the weaker export and spot shipments. Non-coal tonnage and ton miles increased 8%, on the aforementioned improved demand for grain and steel related products.

Although operating conditions throughout much of the year were improved as compared to 1998, drought conditions significantly hampered operations during the third and fourth quarters. River gauges on the lower Mississippi River and near the mouth of the Ohio River, reached the lowest levels since the drought of 1988, leading to mandated traffic restrictions, reduced barge drafts and vessel tow sizes, which negatively affected productivity and increased costs. Operating expenses increased 6% over the prior year, reflecting rising costs associated with crew labor, port expenses, vessel maintenance, insurance as well as the adverse conditions discussed above. The purchase of new barges and other capital improvements increased depreciation and property taxes. Reflecting these factors, operating earnings declined $5.5 million, or 21%, from 1998. Earnings before extraordinary items declined $3.1 million from 1998, reflecting the lower operating earnings discussed above and higher net interest expense from new long-term debt issued late in 1998, partly offset by a $1.8 million gain on the sale of an excess towboat.

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

As a result of these extraordinary items in 1998 and the operating results discussed above, net earnings declined a total of $4.5 million as compared to last year.


1998 COMPARED TO 1997
---------------------

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


YEAR 2000 ISSUES
----------------

The Registrant experienced no significant year 2000 related problems or operational disruptions. A few minor program errors were identified and corrected to non-critical systems. In addition to in-house systems, the Registrant was not affected by, nor was it aware of, any failures of its major customers or third party vendors. As a precaution, inventories of fuel and operating supplies were increased at year-end, which will now be returned to normal levels. The majority of the Registrant's customers normally maintain adequate inventories; therefore, no changes in business levels were detected at year-end as a result of anticipated year 2000 risks. The Registrant will continue to monitor in-house information systems through the end of the first quarter of 2000, or until all month-end and quarterly processes have been fully exercised, but does not expect to incur any significant year 2000 related costs beyond January 2000.

The Registrant's cost for year 2000 compliance as expected totaled nearly $2.4 million, with $1.4 million in capitalized cost and $1.0 million expensed. This included the cost of purchased software and hardware, consulting, as well as the value of internal staff time charged to the project. A significant amount of these costs resulted in system upgrades and enhancements that will have future benefits to the Registrant.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Capital expenditures of $18 million, debt payments and dividends paid to Parent were funded from cash provided from operating activities, while excess cash was advanced to Parent. Capital expenditures included the purchase of new dry cargo barges, terminal facilities and information system improvements. The Registrant also signed a series of long-term operating leases for 97 new hopper barges delivered during the second half of the year.

Cash flow from operating activities was negatively affected by lower net earnings and higher fuel inventories, resulting from a 63% increase in comparative year-end prices, and additional inventories associated with year 2000 preparedness. However, year-end increases in accounts payable and deferred taxes were more than offsetting. The increase in accounts payable at December 31, 1999, mainly reflects amounts owed for the construction of capital assets in process at year-end.

Capital expenditures for 2000 are projected at $9 million. In addition, the Registrant has contracted to charter an additional 80 new hopper barges to be delivered throughout the year.

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

         10.1 Change of Control Agreement, dated as of September 22, 1999 by and between Eastern Enterprises, Midland Enterprises Inc. and
                  J. Mark Cook (incorporated by reference to Exhibit 10.11.6 to quarterly report of Eastern on form 10-Q for the quarter ended September 30, 1999 (File No.1-2297)).

                  (NOTE: The Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any instrument with respect to any long-term debt of the Registrant.)

------------------------

(1) Not filed herewith. In accordance with Rule 12-b-32 of the General Rules and Regulations under the Securities Act of 1934, reference is made to the document previously filed with the Commission.



(b)      REPORTS ON FORM 8-K

There were no reports on Form 8-K filed in the fourth quarter of 1999.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MIDLAND ENTERPRISES INC.
                                  (Registrant)


                               BY: /s/ R. FAILLO
                                ----------------
                                   R. FAILLO
                            VICE PRESIDENT, FINANCE
                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


                              DATE MARCH 13, 2000
                                ----------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13TH day of MARCH, 2000.



BY:        /s/ J. M. COOK               BY:           /s/ R. L. DOETTLING
     ---------------------------                 -----------------------------
               J. M. COOK                                 R. L. DOETTLING
            PRESIDENT; DIRECTOR         SENIOR VICE PRESIDENT, TRANSPORTATION SERVICES;
     (PRINCIPAL EXECUTIVE OFFICER)                        DIRECTOR


BY:       /s/ P. E. HUBBARD             BY:        /s/ W. J. FLAHERTY
     -----------------------------               ----------------------
              P. E. HUBBARD                            W. J. FLAHERTY
     SENIOR VICE PRESIDENT, SALES                        DIRECTOR
       AND MARKETING; DIRECTOR

Supplemental information to be furnished with reports filed pursuant to Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

Neither annual reports to security holders covering the Registrant's last fiscal year nor any proxy materials have been sent to the Registrant's security holders.
                                       10

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

      (INFORMATION REQUIRED BY ITEMS 8 AND 14 (a) (1) AND (2) OF FORM 10-K)



                                                                       PAGE
                                                                      NUMBER
                                                                      ------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                F-2


FINANCIAL STATEMENTS:

Consolidated Statements of Earnings for the years
        ended December 31, 1999, 1998 and 1997                          F-3

Consolidated Balance Sheets -- December 31, 1999 and 1998               F-4

Consolidated Statements of Stockholder's Equity for
        the years ended December 31, 1999, 1998 and 1997                F-6

Consolidated Statements of Cash Flows for the years
        ended December 31, 1999, 1998 and 1997                          F-7

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To Midland Enterprises Inc.:

We have audited the accompanying consolidated balance sheets of MIDLAND ENTERPRISES INC. (a Delaware corporation and a wholly-owned subsidiary of Eastern Enterprises) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midland Enterprises Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects the financial data required to be set forth therein in relation to the financial statements taken as a whole.




                                                ARTHUR ANDERSEN LLP



Cincinnati, Ohio,
January 20, 2000

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                                 (000 OMITTED)
                                                      1999           1998            1997
                                                    ---------      ---------       ---------

REVENUES (NOTE 1)                                   $ 267,269      $ 261,061       $ 269,259
                                                    ---------      ---------       ---------

OPERATING COSTS AND EXPENSES:
     Operating expenses                             $ 191,004      $ 180,851       $ 183,929
     Depreciation and amortization (Note 5)            24,345         23,838          22,675
     Selling, general and administrative
          expenses                                     12,513         12,311          11,337
     Overhead allocation from Parent (Note 1)           3,100          3,000           2,900
     Taxes, other than income                          15,193         14,427          13,805
                                                    ---------      ---------       ---------
                                                    $ 246,155      $ 234,427       $ 234,646
                                                    ---------      ---------       ---------

OPERATING EARNINGS                                  $  21,114      $  26,634       $  34,613
                                                    ---------      ---------       ---------

OTHER INCOME (EXPENSE):
     Interest income from Parent, net (Note 1)      $   3,062      $   1,688       $   4,242
     Interest income other                                537             63              73
     Gain (loss) on sale of assets and
          other, net                                    1,472            271             (84)
                                                    ---------      ---------       ---------
                                                    $   5,071      $   2,022       $   4,231
                                                    ---------      ---------       ---------

INTEREST EXPENSE:
     Long-term debt (Note 3)                        $  12,796      $  10,612       $  13,530
     Other, including amortization of
          debt expense                                    246            189             227
                                                    ---------      ---------       ---------
                                                    $  13,042      $  10,801       $  13,757
                                                    ---------      ---------       ---------

EARNINGS BEFORE INCOME TAXES                        $  13,143      $  17,855       $  25,087
Provision for income taxes (Note 4)                     4,917          6,534           8,464
                                                    ---------      ---------       ---------
EARNINGS BEFORE EXTRAORDINARY ITEMS                 $   8,226      $  11,321       $  16,623

EXTRAORDINARY ITEMS, NET OF TAX:
   Credit for coal miners retiree
     health care (Note 10)                          $       -      $   2,827       $       -

   Loss on early retirement of debt (Note 3)                -         (1,465)              -
                                                    ---------      ---------       ---------

NET EARNINGS                                        $   8,226      $  12,683       $  16,623
                                                    =========      =========       =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                     ASSETS
                                     ------

                                                           (000 OMITTED)
                                                        1999          1998
                                                      --------      --------
CURRENT ASSETS:

     Cash and cash equivalents (Note 1)               $     86      $     86

     Receivables:
          Trade, less allowance of $469,000
          in 1999 and $669,000 in 1998                  18,532        17,765
          Parent (Notes 1 and 3)                        66,158        56,572
          Other                                          1,990         2,965
     Materials, supplies and fuel (Note 1)               9,925         6,940
     Prepaid expenses                                    2,205         1,866
                                                      --------      --------

          TOTAL CURRENT ASSETS                        $ 98,896      $ 86,194
                                                      --------      --------

PROPERTY AND EQUIPMENT, AT COST (NOTES 3 AND 5):

     Towboats and barges                              $628,099      $628,939
     Terminals and other facilities                     55,606        45,344
     Land                                                4,710         4,731
                                                      --------      --------
          Total property and equipment, at cost       $688,415      $679,014

     Less - accumulated depreciation                   364,976       350,015
                                                      --------      --------

          NET PROPERTY AND EQUIPMENT                  $323,439      $328,999
                                                      --------      --------

OTHER ASSETS:

     Deferred pension charges (Note 7)                $ 16,699      $ 15,198
     Unamortized debt expense, deferred
       maintenance and other (Notes 1 and 5)             5,042         5,857
                                                      --------      --------

          TOTAL OTHER ASSETS                          $ 21,741      $ 21,055
                                                      --------      --------

          TOTAL ASSETS                                $444,076      $436,248
                                                      ========      ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------


                                                           (000 OMITTED)
                                                      1999          1998
                                                    --------      --------
CURRENT LIABILITIES:
   Current portion of long-term debt (Note 3)       $  5,167      $  4,742
   Accounts payable                                   14,595        11,204
   Reserve for insurance claims (Note 1)              10,326        10,739
   Accrued expenses                                    3,911         4,080
   Interest payable                                    3,120         3,755
   Other taxes payable                                 3,587         3,431
   Income taxes payable (Note 4)                         719           232
   Other current liabilities                           7,422         7,448
                                                    --------      --------
      TOTAL CURRENT LIABILITIES                     $ 48,847      $ 45,631

LONG-TERM DEBT (NOTE 3)                             $142,500      $147,448
                                                    --------      --------

RESERVES AND DEFERRED CREDITS:
   Deferred income taxes (Note 4)                   $ 70,627      $ 64,012
   Unamortized investment tax credits (Note 4)         1,767         2,116
   Postretirement health care (Note 7)                 9,296         9,058
   Other reserves                                      2,981         1,981
                                                    --------      --------
      TOTAL RESERVES AND DEFERRED CREDITS           $ 84,671      $ 77,167
                                                    --------      --------

COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 10)
STOCKHOLDER'S EQUITY (NOTE 3):
   Common stock, $100 par value -
      Authorized shares - 1,000
      Issued shares -15 1/2                         $      1      $      1
   Capital in excess of par value                     52,519        52,519
   Retained earnings                                 115,538       113,482
                                                    --------      --------
      TOTAL STOCKHOLDER'S EQUITY                    $168,058      $166,002
                                                    --------      --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $444,076      $436,248
                                                    ========      ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                    (000 OMITTED EXCEPT SHARES OUTSTANDING)

                                                                      CAPITAL IN              ACCUMULATED OTHER     TOTAL
                                                COMMON STOCK          EXCESS OF      RETAINED   COMPREHENSIVE   STOCKHOLDER'S
                                                OUTSTANDING           PAR VALUE      EARNINGS      INCOME          EQUITY
                                          -----------------------     ----------     ---------   ----------   --------------
                                            SHARES        AMOUNT
                                          ----------  -----------

BALANCE DECEMBER 31, 1996:                     15.5          $ 1       $ 52,519      $ 104,035     $  (268)       $ 156,287

Net earnings                                                                            16,623
Pension liability adjustment, net                                                                       65
Total comprehensive income                                                                                           16,688
Dividends to Parent                                                                    (12,467)                     (12,467)
                                          ----------  -----------  -------------  -------------    --------     ------------

BALANCE DECEMBER 31, 1997:                     15.5          $ 1       $ 52,519      $ 108,191     $  (203)       $ 160,508

Net earnings                                                                            12,683
Pension liability adjustment, net                                                                      203
Total comprehensive income                                                                                           12,886
Dividends to Parent                                                                     (7,392)                      (7,392)
                                          ----------  -----------  -------------  -------------    --------     ------------

BALANCE DECEMBER 31, 1998:                     15.5          $ 1       $ 52,519      $ 113,482     $     -        $ 166,002

Net earnings                                                                             8,226
Total comprehensive income                                                                                            8,226
Dividends to Parent                                                                     (6,170)                      (6,170)
                                          ----------  -----------  -------------  -------------    --------     ------------

BALANCE DECEMBER 31, 1999:                     15.5          $ 1       $ 52,519      $ 115,538     $     -        $ 168,058
                                          ==========  ===========  =============  =============    ========     ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                          (000 OMITTED)
                                                              1999           1998           1997
                                                            --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                $  8,226       $ 12,683       $ 16,623
Adjustments to reconcile net earnings to net
cash provided by operating activities:
    Extraordinary items, net                                       -         (1,362)             -
    Depreciation and amortization                             24,345         23,838         22,675
    Deferred and current income taxes                          7,102          4,615          3,178
    Net (gain) loss on sale of assets                         (1,919)             2             42
    Other changes in assets and liabilities:
        Trade and other receivables                             (766)           (30)            19
        Materials, supplies and fuel                          (2,985)         1,798           (562)
        Accounts payable                                       3,391         (6,995)         6,975
        Accrued expenses and other current liabilities        (1,086)        (2,206)        (2,771)
        Other                                                  1,097         (3,742)        (2,330)
                                                            --------       --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   $ 37,405       $ 28,601       $ 43,849

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                    $(18,446)      $(46,622)      $(25,700)
    (Increase) decrease in Parent receivable                  (9,586)        10,373         (3,082)
    Proceeds from other asset dispositions                     1,320          1,004          2,138
                                                            --------       --------       --------
NET CASH USED BY INVESTING ACTIVITIES                       $(26,712)      $(35,245)      $(26,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                             $ (4,523)      $(54,688)      $ (4,806)
    Issuance of long-term debt                                     -         68,519              -
    Cash dividends paid to Parent                             (6,170)        (7,392)       (12,467)
    Other                                                          -            203             65
                                                            --------       --------       --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES            $(10,693)      $  6,642       $(17,208)
                                                            --------       --------       --------

Net decrease in cash and cash equivalents                   $      -       $     (2)      $     (3)
Cash and cash equivalents at beginning of year                    86             88             91
                                                            --------       --------       --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $     86       $     86       $     88
                                                            ========       ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
     Interest, net of amounts capitalized                   $ 12,457       $ 10,677       $ 13,582
     Income taxes                                           $ (2,474)      $  2,582       $  5,293


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


(1)      SIGNIFICANT ACCOUNTING POLICIES

Midland Enterprises Inc. (the "Registrant") is a wholly-owned subsidiary of Eastern Enterprises ("Eastern") of Weston, Massachusetts. On November 4, 1999, Eastern and KeySpan Corporation ("KeySpan") of Brooklyn, New York announced that the companies had signed a definitive merger agreement under which KeySpan will acquire all of the common stock of Eastern. The transaction is conditioned, among other things, upon the approval of Eastern's shareholders, the Securities and Exchange Commission and the New Hampshire Public Utility Commission.

The Registrant's principal business is barge transportation of bulk commodities on the Ohio and Mississippi Rivers and their tributaries. The major commodity transported is coal, which accounts for nearly two thirds of the Registrant's tonnage, the majority of which is transported to various electric utilities in the eastern half of the United States. The Registrant also provides bulk terminalling, shipyard repair and barge fleeting services, none of which account for more than 10% of consolidated revenues. A substantial amount of the Registrant's revenues relate to spot or annual contracts for transportation and terminalling. Approximately 52% of the Registrant's revenues are derived from multi-year transportation and terminalling contracts.

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

         (b) Transactions with Parent - Parent receivables represent advances to Eastern which bear interest at the applicable Federal rate as defined in the Internal Revenue Code: 4.90% in 1999, 5.60% in 1998 and 5.90% in 1997. The Registrant was also charged a corporate overhead allocation from its Parent computed on several factors including direct corporate management time, revenues, capitalization and employees, which management believes is a reasonable method of allocation.

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

         (h) Environmental matters - Accruals for environmental matters are recorded in other income and expense when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties and are not discounted.

         (i) Impairment of long-lived assets - The recoverability of long-lived assets is evaluated by the Registrant on a continuing basis. In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Based on such evaluations, there were no impairment charges in 1999.

         (j) Deferred maintenance - The Registrant defers the cost of engine overhauls on certain towboats and amortizes these costs over the estimated life of the repair, which generally ranges from 2 to 4 years.

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

         (l) Segment reporting - In 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement, which is based on the management approach to segment reporting, requires that public business enterprises disclose information about their products and services, operating segments, the geographic area in which they operate, and their major customers. The Registrant adopted the provisions of this Statement in 1998. The Registrant operates in one business segment. Substantially all revenues are derived from the barge transportation of bulk commodities. Additionally, the Registrant does not engage in material operations in foreign countries and no material portion of its revenues is derived from customers in foreign countries.

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

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(2)      SIGNIFICANT CUSTOMERS

In 1999 and 1998, the Cincinnati Gas and Electric Company, a subsidiary of Cinergy Corp, and the combined revenues from Gulf Power Company and Mississippi Power Company, subsidiaries of The Southern Company, each accounted for more than 10% of the Registrant's consolidated revenues under multi-year coal transportation agreements. In addition, amounts due from these customers comprised approximately 10% of the Registrant's trade receivables as of December 31, 1999 and 1998. In 1997, only one customer, The Cincinnati Gas and Electric Company, accounted for approximately 10% of the consolidated revenues and 11% of trade receivables as of December 31, 1997. No other customer, or group of customers under common control, accounted for more than 10% of revenues in 1999, 1998 or 1997.


(3)      LONG-TERM OBLIGATIONS AND CREDIT AGREEMENTS

         (a)      LONG-TERM DEBT CONSISTS OF THE FOLLOWING:

                                                                                        DECEMBER 31
                                                                                -------------------------
                                                                                  1999             1998
                                                                                ---------       ---------
                                                                                      (000 OMITTED)
First Preferred Ship Mortgage Bonds -


       8.1% - 9.85% Medium Term Notes, Series A,
              Due 2002-2012                                                     $  68,000       $  68,000
          6.25% Series, due 2008                                                   75,000          75,000
                                                                                ---------       ---------
                    Total Mortgage Bonds                                        $ 143,000       $ 143,000
                                                                                ---------       ---------

Obligations under Capital Leases and Other -

       Atel Leasing  Corporation (Successor to Wells Fargo Leasing
                 Corporation and Security Pacific Leasing Inc.)                 $   2,753       $   3,794
       CitiCorp Leasing, Inc. (Successor to BA Leasing & Capital
              Corporation and Wells Fargo Leasing Corporation)                      1,097           1,774
       Security Pacific Equipment Leasing, Inc.                                     4,200           5,853
       Westinghouse Credit Corporation                                              3,266           4,727
       Other (including unamortized debt discount and interest rate hedge)         (5,912)         (6,381)
                                                                                ---------       ---------

                                                                                $   5,404       $   9,767
                                                                                ---------       ---------
Less:
           Current portion of long-term debt included above                     $   5,167       $   4,742
           Monies on deposit (d)                                                      737             577
                                                                                ---------       ---------
                                                                                $   5,904       $   5,319
                                                                                ---------       ---------

              TOTAL LONG-TERM DEBT                                              $ 142,500       $ 147,448
                                                                                =========       =========

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

Under the most restrictive of the mortgage indentures, the Registrant, (a) may not pay dividends, reacquire its common stock or make any advances or loans to its stockholder or subsidiaries of its stockholder except to the extent of the sum of (i) Consolidated Net Earnings after December 31, 1988, (ii) the net proceeds of the sale of stock of the Registrant after December 31, 1988, and
(iii) the amount of $50,000,000 with respect to any advances or loans to its stockholder or to subsidiaries of its stockholder, and (b) may not incur or permit any of its subsidiaries to incur additional Senior Unsecured Funded Debt except for refunding unless immediately thereafter Consolidated Net Tangible Assets will aggregate at least 150% of (i) Consolidated Senior Unsecured Funded Debt (excluding therefrom unsecured loans or advances to the Registrant from its stockholder) plus (ii) Consolidated Senior Secured Funded Debt (all terms as defined in the applicable indenture). Under these agreements, $36,398,000 of retained earnings at December 31, 1999 are available for additional dividends to Eastern.

Included in obligations under capital leases is $11,317,000 of barge lease obligations having a weighted average interest rate of 10%. Minimum lease payments under these agreements are due in installments through 2003; principal payments due for the next five years amount to $5,167,000 in 2000, $4,126,000 in 2001, $1,668,000 in 2002, $356,000 in 2003 and $0 in 2004.


         (b)      CREDIT AGREEMENTS

Eastern maintains a credit agreement with a group of banks, which provides for the borrowing by Eastern and certain subsidiaries of up to $100,000,000 at any time through December 31, 2001. The Registrant's maximum available borrowings under the credit agreement are $50,000,000. The agreement requires a facility fee of 9.5 basis points of the commitment. The Registrant had no borrowings outstanding under this agreement in 1999 or 1998. The interest rate for borrowings is the agent bank's prime rate or, at borrower's option, various alternatives.


         (c)      CONSOLIDATED FIVE YEAR SINKING FUNDS AND MATURITIES

The aggregate annual sinking fund requirements and current maturities of long-term debt, including capital leases, for the next five years amount to $5,167,000 in 2000, and $4,126,000 in 2001, $4,668,000 in 2002, $356,000 in 2003
and $0 in 2004.

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


(4)      INCOME TAXES

The Registrant and its subsidiaries are members of an affiliated group of companies, which files a consolidated Federal Income Tax return with Eastern. The Registrant follows the policy, established for the group, of providing for Federal Income Taxes which would be payable on a separate company basis. For financial reporting purposes, investment tax credits were deferred and are being amortized to income over the book life of the related property and equipment.

The following is a summary of the provision for income taxes:

                                                    YEARS ENDED DECEMBER 31,
                                               ----------------------------------
                                                 1999          1998         1997
                                               -------       -------      -------
                                                          (000 OMITTED)
Current:
       Federal                                 $(1,521)      $ 1,098      $ 5,564
       State                                       411           270         (227)
                                               -------       -------      -------
              Total Current Provision          $(1,110)      $ 1,368      $ 5,337

Deferred:
       Federal                                 $ 6,055       $ 5,150      $ 3,301
       State                                       (28)           16         (174)
                                               -------       -------      -------
              Total Deferred Provision         $ 6,027       $ 5,166      $ 3,127
                                               -------       -------      -------

              Total Provision                  $ 4,917       $ 6,534      $ 8,464
                                               =======       =======      =======


The following reconciles the statutory U.S. Federal Income Tax provision to the recorded income tax provision:

                                                    YEARS ENDED DECEMBER 31,
                                              -----------------------------------
                                                1999          1998          1997
                                              -------       -------       -------
                                                         (000 OMITTED)

Statutory rate                                     35%           35%           35%
Computed provision for income taxes
        at statutory Federal rate             $ 4,600       $ 6,249       $ 8,781
Increase (decrease) from statutory
        rate resulting principally from:
    State taxes, net of Federal benefit           249           186          (261)
    Nondeductible expenses                         67            53            47
    Other, net                                      1            46          (103)
                                              -------       -------       -------
Provision for income taxes                    $ 4,917       $ 6,534       $ 8,464
                                              =======       =======       =======

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(4)      INCOME TAXES (Continued)

Significant items making up deferred tax liabilities and deferred tax assets including amounts classified as current, as of December 31, 1999 and 1998, are as follows:


                                                        1999             1998
                                                      --------         --------
                                                            (000 OMITTED)
Assets:
    Post-retirement benefits                          $  2,988         $  3,149
    Other                                                5,874            5,703
                                                      --------         --------
        Total Deferred Tax Assets                     $  8,862         $  8,852

Liabilities:
    Accelerated depreciation                          $(70,978)        $(65,770)
    Other                                               (7,951)          (7,122)
                                                      --------         --------
        Total Deferred Tax Liabilities                $(78,929)        $(72,892)
                                                      --------         --------

             TOTAL DEFERRED TAXES                     $(70,067)        $(64,040)
                                                      ========         ========


(5)      PROPERTY AND EQUIPMENT

         (a) Depreciation and Amortization - Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment, which range from 2 to 40 years. Depreciation and amortization as a percentage of average depreciable assets was 3.6% in 1999 and 1998.

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

         (d) The following is the property value of leased barges under capitalized leases:

                                                                   1999                  1998
                                                                -------------       ------------
                                                                         (000 OMITTED)
        Assets:
            Leased barges                                       $  55,203             $  55,512
            Less:  Accumulated depreciation                       (50,465)              (47,946)
                                                                -------------       ------------

            TOTAL LEASED BARGES UNDER CAPITALIZED LEASES        $   4,738             $   7,566
                                                                =============       ============

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(6)      COMMITMENTS & CONTINGENCIES

The Registrant has contracted to charter an additional 80 new hopper barges under a long term operating lease in 2000. Delivery of these barges is scheduled over several months beginning in February 2000.

The Registrant and its subsidiaries currently lease certain facilities, vessels and equipment under long-term operating leases that expire on various dates through 2017. Rent expense under these operating leases amounted to approximately $3,504,000 in 1999, $2,305,000 in 1998 and $2,382,000 in 1997. The
minimum rental commitment for non-cancelable operating leases at December 31, 1999 is as follows:


                                                             MINIMUM
               YEARS ENDING                               ANNUAL RENTAL
               ------------                               -------------
                                                          (000 OMITTED)

                    2000                                   $   5,213
                    2001                                       5,158
                    2002                                       4,905
                    2003                                       3,579
                    2004                                       3,262
                    2005 - 2017                               24,787
                                                           ---------
                    TOTAL                                  $  46,904
                                                           ==========

The Registrant maintains employment agreements with eleven employees. The pending merger between Eastern and KeySpan may trigger the change of control provisions under these agreements which, in the event of a termination, provide for one to three times salary and bonus as severance and, in certain circumstances, a tax gross-up and enhanced retirement benefits. The maximum contingent liability under these agreements is $5.9 million.


(7)      RETIREE BENEFITS

The Registrant and its subsidiaries, through various Registrant-administered plans and union retirement and welfare plans, provide retirement benefits for the majority of their employees, including pension and certain health care and life insurance benefits. Normal retirement age ranges from 60 to 65, but provision is made for earlier retirement. Pension benefits for non-union plans are based on salary and years of service, while union retirement and welfare plans are based on negotiated benefits and years of service. The funding of retirement and employee benefit plans is in accordance with the requirements of the plans and, where applicable, is in sufficient amounts to satisfy the "Minimum Funding Standards" of the Employee Retirement Income Security Act ("ERISA").

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(7)      RETIREE BENEFITS (Continued)

The net cost for these plans and agreements charged to expense was as follows:

PENSIONS

                                                                      YEARS ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                 1999           1998          1997
                                                                -------       -------       -------
                                                                           (000 OMITTED)
Service cost                                                    $ 1,802       $ 1,619       $ 1,451
Interest cost on projected benefit obligation                     2,968         2,702         2,230
Expected return on plan assets                                   (4,495)       (4,095)       (3,631)
Amortization of prior service cost                                  254           105            97
Amortization of transitional asset                                  (73)          (71)          (71)
Recognized actuarial (gain) loss                                   (382)           13           (41)
                                                                -------       -------       -------
     Total net pension cost of company administrated plans      $    74       $   273       $    35
Multi-employer union retirement and welfare plans                   445           475           270
                                                                -------       -------       -------
       TOTAL NET PENSION COST                                   $   519       $   748       $   305
                                                                =======       =======       =======


HEALTH CARE

                                                                      YEARS ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                  1999          1998          1997
                                                                -------       -------       -------
                                                                            (000 OMITTED)
Service cost                                                    $   116       $   118       $   106
Interest cost on accumulated benefit obligation                   1,293         1,104           876
Amortization of prior service costs                                (163)         (163)         (163)
Recognized actuarial loss                                           612           358           255
                                                                -------       -------       -------
       NET PERIODIC POSTRETIREMENT BENEFIT COSTS                $ 1,858       $ 1,417       $ 1,074
                                                                =======       =======       =======

The following table sets forth the change in benefit obligation and plan assets, reconciliation of funded status and amounts recognized in other comprehensive income of Registrant-administered plans and amounts recorded in the Registrant's consolidated balance sheet as of December 31, 1999 and 1998, respectively, utilizing actuarial measurement dates as of October 1, 1999 and 1998:

                                                              PENSIONS                     HEALTH CARE
                                                         1999           1998           1999           1998
                                                       --------       --------       --------       --------
                                                            (000 OMITTED)                 (000 OMITTED)
Change in benefit obligation:
       Benefit obligation at beginning of year         $ 36,659       $ 32,665       $ 18,466       $ 15,268
              Service cost                                1,550          1,412            116            118
              Interest cost                               2,629          2,423          1,293          1,104
              Plan amendments                                68            248              -              -
              Settlement (gain) loss                         23              -              -              -
              Special termination benefits                    -             20              -              -
              Benefits paid                                (790)          (898)        (1,268)          (928)
              Settlement payments                          (303)             -              -              -
              Actuarial (gain) loss                        (394)           789           (758)         2,904
                                                       --------       --------       --------       --------
       Benefit obligation at end of year               $ 39,442       $ 36,659       $ 17,849       $ 18,466
                                                       ========       ========       ========       ========

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(7)      RETIREE BENEFITS (Continued)

                                                                  PENSIONS                     HEALTH CARE
                                                             1999          1998            1999          1998
                                                           --------       --------       --------       --------
                                                                (000 OMITTED)                  (000 OMITTED)
Change in plan assets:
       Fair value of plan assets at beginning of year      $ 55,581       $ 57,123       $      -       $      -
                   Actual return on plan assets               4,243           (875)             -              -
                   Employer contributions                         3            242          1,268            928
                   Benefits paid                               (790)          (898)        (1,268)          (928)
                   Settlement payments                         (303)             -              -              -
                   Administrative expenses                        -            (11)             -              -
                                                           --------       --------       --------       --------
       Fair value of plan assets at end of year            $ 58,734       $ 55,581       $      -       $      -
                                                           ========       ========       ========       ========

Reconciliation of funded status:
         Funded status                                     $ 19,292       $ 18,922       $(17,849)      $(18,467)
         Contributions for 4th quarter                            -              3            672            155
         Unrecognized actuarial (gain) loss                  (5,414)        (5,656)         8,926         10,463
         Unrecognized transition (asset)                        (11)           (83)             -              -
         Unrecognized prior service cost                      1,599          1,661         (1,045)        (1,209)
                                                           --------       --------       --------       --------
Net amount recognized at year-end                          $ 15,466       $ 14,847       $ (9,296)      $ (9,058)
                                                           ========       ========       ========       ========

Amounts recognized in balance sheet:
       Prepaid benefit cost                                $ 16,783       $ 15,277       $      -       $      -
       Accrued benefit liability                             (1,317)          (430)        (9,296)        (9,058)
       Intangible asset                                           -              -              -              -
       Accumulated other comprehensive income                     -              -              -              -
                                                           --------       --------       --------       --------
       Net amount                                          $ 15,466       $ 14,847       $ (9,296)      $ (9,058)
                                                           --------       --------       --------       --------
       Other comprehensive income                          $      -       $   (312)      $      -       $      -
                                                           ========       ========       ========       ========


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

Following are the weighted-average assumptions used in developing the projected benefit obligation for 1999, 1998 and 1997:

                                              1999          1998          1997
                                           ----------    --------      --------

Discount rate                                 7.50%         7.25%         7.50%

Return on plan assets                         8.50%         8.50%         8.50%

Increase in future compensation               4.50%         4.50%         4.75%

Health care inflation trend                8.00%-10.00%     8.00%         7.00%

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(7)      RETIREE BENEFITS (Continued)

The health care inflation trend for individuals not yet 65 years of age is assumed to be 8% in 2000 and decrease gradually to 5% for 2006. The health care inflation rate for individuals 65 years of age or older is 10% in 2000 and decreasing gradually to 5% in 2008. A one-percentage-point increase (decrease) in the assumed health care cost trend rate for 1999 would have the following effects:

                                                     ONE-             ONE-
                                                  PERCENTAGE-      PERCENTAGE-
                                                    POINT            POINT
                                                   INCREASE         DECREASE
                                                  -----------      -----------
                                                         (000 OMITTED)

Total of service and interest cost components       $   101       $   (88)

Postretirement benefit obligation                   $ 1,355       $(1,172)



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

The carrying amounts and estimated fair values of the Registrant's financial instruments at December 31, 1999 and 1998 are as follows:

                                                   1999           1998
                                                 --------       --------
         Long-term debt:                             (000 OMITTED)

                     Carrying Amount             $136,351       $136,042

                     Fair Value                  $151,021       $146,678

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(9)      UNAUDITED INTERIM FINANCIAL INFORMATION

The following table summarizes the Registrant's reported unaudited consolidated quarterly results of operations for the years ended December 31, 1999 and 1998.

                               MAR. 31       JUNE 30       SEPT. 30      DEC. 31
                               -------       -------       --------      -------
                                                (000 OMITTED)
1999
----
Revenues                       $61,326       $65,783       $69,690       $70,470

Operating earnings             $ 3,141       $ 5,736       $ 6,729       $ 5,508

Net earnings                   $   278       $ 2,049       $ 4,222       $ 1,677

1998
----
Revenues                       $62,658       $65,163       $66,850       $66,390

Operating earnings             $ 6,087       $ 7,720       $ 8,420       $ 4,407

Net earnings                   $   923       $ 6,571       $ 4,124       $ 1,065



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

                                                                     SCHEDULE II


                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999
                                 (000 OMITTED)

                                                                 ADDITIONS             DEDUCTIONS
                                                          -----------------------      ----------
                                             Balance       Charged       Charged        Payments/       Balance
                                            Beginning      Costs &       to Other        Reclass/       End of
                                             of Year      Expenses       Accounts         Other          Year
                                            --------      --------       --------       --------       --------
1999
----
Allowances and reserves deducted
  from assets-
    Allowance for doubtful accounts         $    669      $   (200)      $      -       $      -       $    469
                                            ========      ========       ========       ========       ========

Reserves included in liabilities -
    Reserve for environmental expenses           442           (80)             -             (7)           355
    Reserve for insurance claims              10,739         4,571          3,168         (8,152)        10,326
    Reserve for post-retirement
        health care                            9,058         1,858              -         (1,620)         9,296
    Reserve for employee benefits              3,915         5,497          1,577         (6,252)         4,737
                                            --------      --------       --------       --------       --------
        TOTAL OTHER RESERVES                $ 24,154      $ 11,846       $  4,745       $(16,031)      $ 24,714
                                            ========      ========       ========       ========       ========

1998
----
Allowances and reserves deducted
  from assets-
    Allowance for doubtful accounts         $    665      $      -       $      -       $      4       $    669
                                            ========      ========       ========       ========       ========

Reserves included in liabilities -
    Reserve for environmental expenses           757          (306)             -             (9)           442
    Reserve for insurance claims              11,980         3,869          1,968         (7,078)        10,739
    Reserve for post-retirement
        health care                            8,569         1,416              -           (927)         9,058
    Reserve for employee benefits              4,483         4,715          1,546         (6,829)         3,915
    Reserve for coal miners retiree
        health care                            4,600        (4,350)             -           (250)             0
                                            --------      --------       --------       --------       --------
        TOTAL OTHER RESERVES                $ 30,389      $  5,344       $  3,514       $(15,093)      $ 24,154
                                            ========      ========       ========       ========       ========

1997
----
Allowances and reserves deducted
  from assets-
    Allowance for doubtful accounts         $    685      $      -       $      -       $    (20)      $    665
                                            ========      ========       ========       ========       ========

Reserves included in liabilities -
    Reserve for environmental expenses           915             -              -           (158)           757
    Reserve for insurance claims              11,881         6,248           (530)        (5,619)        11,980
    Reserve for post-retirement
        health care                            8,798         1,073              -         (1,302)         8,569
    Reserve for employee benefits              4,840         6,083              -         (6,440)         4,483
    Reserve for coal miners retiree
        health care                            4,600             -              -              -          4,600
                                            --------      --------       --------       --------       --------
        TOTAL OTHER RESERVES                $ 31,034      $ 13,404       $   (530)      $(13,519)      $ 30,389
                                            ========      ========       ========       ========       ========