Form 10-Q
period 2000-03-31
MIDLAND ENTERPRISES INC /DE/
filed 2000-04-28
CIK 66029

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  March 31, 2000

                 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------


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

                                      Yes __X__       No _____


The number of shares of common stock of Midland Enterprises Inc. outstanding as of the date of this report was 15 1/2, all held by Eastern Enterprises.

Registrant meets the conditions set forth in general instructions H(1) (a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                                (000 OMITTED)
                                                          ---------------------------
                                                          FOR THE THREE MONTHS ENDED
                                                          MARCH 31,          MARCH 31,
                                                            2000               1999
                                                          --------           --------
REVENUES                                                  $ 71,270           $ 61,326
                                                          --------           --------

OPERATING COSTS AND EXPENSES:
      Operating expenses                                  $ 53,920           $ 44,424
      Depreciation and amortization                          6,132              6,100
      Selling, general & administrative expenses             3,324              3,074
      Overhead allocation from Parent                          700                775
      Taxes, other than income                               4,119              3,812
                                                          --------           --------
                                                          $ 68,195           $ 58,185
                                                          --------           --------

OPERATING EARNINGS                                        $  3,075           $  3,141
                                                          --------           --------

OTHER INCOME (EXPENSE):
      Interest income from Parent                         $    925           $    671
      Interest income other                                      9                 12
      Other, net                                               (52)               (10)
                                                          --------           --------
                                                          $    882           $    673
                                                          --------           --------

INTEREST EXPENSE:
      Long-term debt                                      $  3,110           $  3,250
      Other, including amortization of
           debt expense                                         65                 58
                                                          --------           --------
                                                          $  3,175           $  3,308
                                                          --------           --------

Earnings before income taxes                              $    782           $    506

Provision for Income taxes                                     392                228
                                                          --------           --------

Earnings before extraordinary item                        $    390           $    278

Extraordinary item, net of tax                                  --                 --
                                                          --------           --------

NET EARNINGS                                              $    390           $    278
                                                          ========           ========


                     The accompanying notes are an integral
                      part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                              (000 OMITTED)
                                                --------------------------------------------
                                                MARCH 31,         DEC. 31,         MARCH 31,
                                                  2000              1999              1999
                                                --------          --------          --------
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents              $     86          $     86          $     86
         Receivables -
                 Trade, net                       19,537            18,532            16,786
                 Parent                           72,373            66,158            65,055
                 Other                             1,581             1,990             2,743
         Materials, supplies & fuel                9,224             9,925             7,298
         Prepaid expenses                          1,914             2,205             1,332
                                                --------          --------          --------

TOTAL CURRENT ASSETS                            $104,715          $ 98,896          $ 93,300
                                                --------          --------          --------


PROPERTY AND EQUIPMENT, AT COST                 $679,807          $688,415          $679,238
         Less-accumulated depreciation           363,121           364,976           355,751
                                                --------          --------          --------

NET PROPERTY AND EQUIPMENT                      $316,686          $323,439          $323,487
                                                --------          --------          --------


OTHER ASSETS:
         Deferred pension charges               $ 16,698          $ 16,699          $ 15,372
         Other                                     5,534             5,042             6,558
                                                --------          --------          --------

TOTAL OTHER ASSETS                              $ 22,232          $ 21,741          $ 21,930
                                                --------          --------          --------

TOTAL ASSETS                                    $443,633          $444,076          $438,717
                                                ========          ========          ========

                     The accompanying notes are an integral
                      part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                    (000 OMITTED)
                                                      --------------------------------------------
                                                      MARCH 31,         DEC. 31,          MARCH 31,
                                                       2000               1999              1999
                                                      --------          --------          --------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
         Current portion of long-term debt            $  4,974          $  5,167          $  4,841
         Accounts payable trade                         12,390            14,595            10,515
         Reserve for insurance claims                   10,371            10,326            10,855
         Interest payable                                5,795             3,120             6,475
         Taxes payable                                   3,899             4,306             3,503
         Accrued expenses                                3,732             3,911             4,341
         Other current liabilities                       7,464             7,422             6,819
                                                      --------          --------          --------

TOTAL CURRENT LIABILITIES                             $ 48,625          $ 48,847          $ 47,349
                                                      --------          --------          --------

LONG-TERM DEBT                                        $141,447          $142,500          $146,253
                                                      --------          --------          --------

RESERVES AND DEFERRED CREDITS:
         Deferred income taxes                        $ 71,303          $ 70,627          $ 65,601
         Unamortized investment tax credits              1,690             1,767             2,024
         Post-retirement health care                     9,370             9,296             9,387
         Other reserves                                  3,042             2,981             2,032
                                                      --------          --------          --------

TOTAL RESERVES AND DEFERRED CREDITS                   $ 85,405          $ 84,671          $ 79,044
                                                      --------          --------          --------

STOCKHOLDER'S EQUITY:
         Common stock, $100 par value -
            Authorized shares - 1,000
            Issued shares - 15 1/2                    $      1          $      1          $      1
         Capital in excess of par value                 52,519            52,519            52,519
         Retained earnings                             115,636           115,538           113,551
                                                      --------          --------          --------

TOTAL STOCKHOLDER'S EQUITY                            $168,156          $168,058          $166,071
                                                      --------          --------          --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY            $443,633          $444,076          $438,717
                                                      ========          ========          ========


                     The accompanying notes are an integral
                      part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             (000 OMITTED)
                                                                                      -----------------------------
                                                                                       FOR THE THREE MONTHS ENDED
                                                                                       MARCH 31,          MARCH 31,
                                                                                         2000               1999
                                                                                      -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                                      $   390           $    278
      Adjustments to reconcile net earnings to
           net cash provided by operating activities:
           Depreciation and amortization                                                  6,132              6,100
           Deferred and current income taxes                                                360              1,469
           Net gain on sale of assets                                                      (123)                --
           Other changes in assets and liabilities:
                Trade receivables                                                        (1,015)               980
                Materials, supplies & fuel                                                  701               (358)
                Accounts payable                                                         (2,201)              (689)
                Accrued expenses and other current liabilities                            2,489              2,428
                Other                                                                       355                261
                                                                                        -------           --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                               $ 7,088           $ 10,469
                                                                                        -------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                              $  (502)          $   (719)
      Increase in Parent receivable                                                      (6,215)            (8,483)
      Proceeds from asset dispositions                                                    1,167                 37
                                                                                        -------           --------

NET CASH USED BY INVESTING ACTIVITIES                                                   $(5,550)          $ (9,165)
                                                                                        -------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of long-term debt                                                       $(1,246)          $ (1,096)
      Cash dividends paid to Parent                                                        (292)              (208)
                                                                                        -------           --------

NET CASH USED BY FINANCING ACTIVITIES                                                   $(1,538)          $ (1,304)
                                                                                        -------           --------

Net increase (decrease) in cash and cash equivalents                                    $    --           $     --
Cash and cash equivalents at beginning of period                                             86                 86
                                                                                        -------           --------

Cash and cash equivalents at end of period                                              $    86           $     86
                                                                                        =======           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
      Interest, net of amounts capitalized                                              $   308           $    417
      Income taxes                                                                      $    42           $ (1,239)


                     The accompanying notes are an integral
                      part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000


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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein when read with the annual report for 1999 filed on Form 10-K are adequate to make the information presented not misleading.

(2) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On November 4, 1999, Eastern Enterprises ("Eastern") of Weston, Massachusetts, the Registrant's parent company, signed a definitive agreement that provides for the merger of Eastern with a wholly-owned subsidiary of KeySpan Corporation ("KeySpan") of Brooklyn, New York, with Eastern surviving the merger and becoming a wholly-owned subsidiary of KeySpan. The transaction, which is subject to receipt of regulatory approvals, is hoped to close in the early fall of 2000. The merger was approved by Eastern shareholders on April 26, 2000.

RESULTS OF OPERATIONS:

First quarter revenues improved 16% over last year on higher coal shipments by electric utility customers and increased demand for industrial raw materials. Market rates for spot business improved as a result of stronger demand for transportation services and a slightly reduced supply of barges in the industry. In addition, fuel adjustment mechanisms contained in multi-year and annual contracts, further increased revenues due to an 80% increase in fuel prices as compared to a year ago. As a result of these factors, rates per ton mile rose 6% over the same period in 1999.

First quarter tonnage transported by the Registrant increased 14% from 1999, while related ton-miles increased 10% due to a shorter average length of haul. Coal tonnage increased 14%, reflecting new contracts with utility and industrial customers, as well as expanded requirements under other contracts. Coal ton-miles however, increased only 7% as the aforementioned shipments represent a shorter length of haul. Non-coal tonnage increased 14% as well, with increased industrial raw materials and steel products.

Operating conditions in the quarter were generally improved as compared to last year, with reduced winter icing and flooding. However, early in the quarter, segments of the river system continued to experience low water restrictions from the drought conditions which occurred in late 1999. Although fleet productivity improved over 1999, operating costs increased 21% mainly as a result of the aforementioned 80% increase in fuel prices, along with servicing the higher tonnage levels. The Registrant estimates that the net impact of the higher fuel costs on 2000 first quarter operating earnings to be approximately $2.0 million. Terminal operating results were also lower than 1999 due in part to higher costs, including fuel, and lower throughput. As a result of these offsetting factors, operating earnings were 2% below the same period in 1999.

First quarter earnings before income taxes increased $.3 million over the same period last year, as a result of higher interest income on the receivable from parent. Net earnings for the quarter improved $.1 million as compared to the first quarter of 1999.


YEAR 2000 ISSUES

The Registrant continued to monitor its systems through the end of the first quarter of 2000, including the quarter closing activity. No significant year 2000 errors or discrepancies were detected and no costs were incurred. The registrant will no longer report on year 2000 issues.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures and dividends paid to Parent in the first quarter of 2000 were funded from cash provided by operating activities. Capital expenditures for 2000 are estimated at $9 million, the majority of which pertains to the renewal of various operating assets. These purchases will be funded with cash provided from operating activities. In addition, the Registrant plans to lease up to 80 new hopper barges for delivery during 2000 under long term lease commitments. Through April 1, 2000, 20 new barges have been contractually chartered to the Registrant under this arrangement.


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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibit 27   -   Financial Data Schedule

   (b)  Reports on Form 8-K

        There were no reports on Form 8-K filed in the first quarter of 2000.

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



                                              MIDLAND ENTERPRISES INC.


                                              BY: /s/ R. Faillo
                                                 ------------------------------
                                                 R. Faillo
                                                 Vice President Finance
                                                 Principal Financial Officer





Date: April 28, 2000