Form 10-Q
period 2000-06-30
MIDLAND ENTERPRISES INC /DE/
filed 2000-07-24
CIK 66029

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended  June 30, 2000
                   -------------
                 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               --------------------  --------------------------


Commission File Number 2-39895
                       -------


                            MIDLAND ENTERPRISES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                     04-2284434
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

300 PIKE STREET, CINCINNATI, OHIO                               45202
--------------------------------------------------------------------------------
(Address of principal executive                              (Zip code)
offices)

Registrant's telephone number, including area code         513-721-4000
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

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                                 (000 OMITTED)
                                            -------------------------------------------------------
                                            FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                            --------------------------    ------------------------
                                               JUNE 30,     JUNE 30,        JUNE 30,       JUNE 30,
                                                2000           1999           2000           1999
                                              --------       --------       --------       --------
REVENUES                                      $ 70,406       $ 65,783       $141,676       $127,109
                                              --------       --------       --------       --------
OPERATING COSTS AND EXPENSES:
      Operating expenses                      $ 52,261       $ 46,286       $106,181       $ 90,710
      Depreciation and amortization              6,081          6,065         12,213         12,165
      Selling, general & administrative          3,341          3,055          6,665          6,129
      Overhead allocation from Parent              700            775          1,400          1,550
      Taxes, other than income                   3,833          3,866          7,952          7,678
                                              --------       --------       --------       --------
                                              $ 66,216       $ 60,047       $134,411       $118,232
                                              --------       --------       --------       --------
OPERATING EARNINGS                            $  4,190       $  5,736       $  7,265       $  8,877
                                              --------       --------       --------       --------
OTHER INCOME (EXPENSE):
      Interest income from Parent             $  1,102       $    725       $  2,027       $  1,396
      Interest income other                         10              6             19             18
      Gain on sale of assets
          and other, net                         2,020             91          1,968             81
                                              --------       --------       --------       --------
                                              $  3,132       $    822       $  4,014       $  1,495
                                              --------       --------       --------       --------
INTEREST EXPENSE:
      Long-term debt                          $  3,103       $  3,217       $  6,213       $  6,467
      Other, including amortization
           of debt expense                          68             61            133            119
                                              --------       --------       --------       --------
                                              $  3,171       $  3,278       $  6,346       $  6,586
                                              --------       --------       --------       --------
EARNINGS BEFORE INCOME TAXES                  $  4,151       $  3,280       $  4,933       $  3,786

PROVISION FOR INCOME TAXES                       1,585          1,231          1,977          1,459
                                              --------       --------       --------       --------
NET EARNINGS                                  $  2,566       $  2,049       $  2,956       $  2,327
                                              ========       ========       ========       ========


                     The accompanying notes are an integral
                      part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                         (000 OMITTED)
                                             --------------------------------------
                                             JUNE 30,       DEC. 31,       JUNE 30,
                                               2000           1999           1999
                                             --------       --------       --------
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents           $     86       $     86       $     86
         Receivables --
                 Trade, net                    18,033         18,532         17,185
                 Parent                        72,340         66,158         59,745
                 Other                          1,565          1,990          2,813
         Materials, supplies & fuel             8,885          9,925          7,438
         Prepaid expenses                       3,683          2,205          3,571
                                             --------       --------       --------
TOTAL CURRENT ASSETS                         $104,592       $ 98,896       $ 90,838
                                             --------       --------       --------

PROPERTY AND EQUIPMENT, AT COST              $672,891       $688,415       $686,528
         Less-accumulated depreciation        359,747        364,976        361,710
                                             --------       --------       --------
NET PROPERTY AND EQUIPMENT                   $313,144       $323,439       $324,818
                                             --------       --------       --------
OTHER ASSETS:
         Deferred pension charges            $ 16,699       $ 16,699       $ 15,372
         Other                                  5,121          5,042          6,019
                                             --------       --------       --------
TOTAL OTHER ASSETS                           $ 21,820       $ 21,741       $ 21,391
                                             --------       --------       --------
TOTAL ASSETS                                 $439,556       $444,076       $437,047
                                             ========       ========       ========





                     The accompanying notes are an integral
                      part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                  (000 OMITTED)
                                                      --------------------------------------
                                                       JUNE 30,      DEC. 31,       JUNE 30,
                                                        2000           1999           1999
                                                      --------       --------       --------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
            Current portion of long - term debt       $  5,101       $  5,167       $  4,969
            Accounts payable trade                       9,893         14,595         11,114
            Reserve for insurance claims                 9,340         10,326          9,647
            Interest payable                             3,046          3,120          3,691
            Taxes payable                                3,767          4,306          4,603
            Accrued expenses                             3,827          3,911          4,032
            Other current liabilities                    8,074          7,422          7,063
                                                      --------       --------       --------
TOTAL CURRENT LIABILITIES                             $ 43,048       $ 48,847       $ 45,119
                                                      --------       --------       --------
LONG-TERM DEBT                                        $140,195       $142,500       $145,134
                                                      --------       --------       --------
RESERVES AND DEFERRED CREDITS:
            Deferred income taxes                     $ 72,911       $ 70,627       $ 66,917
            Unamortized investment tax credits           1,615          1,767          1,934
            Post-retirement health care                  9,818          9,296          9,307
            Other reserves                               3,172          2,981          2,052
                                                      --------       --------       --------
TOTAL RESERVES AND DEFERRED CREDITS                   $ 87,516       $ 84,671       $ 80,210
                                                      --------       --------       --------
STOCKHOLDER'S EQUITY:
            Common stock, $100 par value -
               Authorized shares - 1,000
               Issued shares  - 15 1/2                $      1       $      1       $      1
            Capital in excess of par value              52,519         52,519         52,519
            Retained earnings                          116,277        115,538        114,064
                                                      --------       --------       --------
TOTAL STOCKHOLDER'S EQUITY                            $168,797       $168,058       $166,584
                                                      --------       --------       --------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY            $439,556       $444,076       $437,047
                                                      ========       ========       ========



                     The accompanying notes are an integral
                      part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           (000 OMITTED)
                                                                     -------------------------
                                                                     FOR THE SIX MONTHS ENDED
                                                                     JUNE 30,         JUNE 30,
                                                                      2000             1999
                                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                   $  2,956        $  2,327
      Adjustments to reconcile net earnings to
           net cash provided by operating activities:
           Depreciation and amortization                               12,213          12,165
           Deferred and current income taxes                            1,671           3,398
           Net gain on sale of assets                                  (1,829)            (91)
           Other changes in assets and liabilities:
                Trade receivables                                         498             581
                Materials, supplies & fuel                              1,040            (498)
                Accounts payable                                       (4,702)            (90)
                Accrued expenses and other current liabilities           (419)         (1,142)
                Other                                                    (580)         (1,547)
                                                                     --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            $ 10,848        $ 15,103
                                                                     --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                           $ (1,820)       $ (8,260)
      Increase in Parent receivable                                    (6,182)         (3,173)
      Proceeds from asset dispositions                                  1,742             162
                                                                     --------        --------
NET CASH USED BY INVESTING ACTIVITIES                                $ (6,260)       $(11,271)
                                                                     --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of long-term debt                                    $ (2,371)       $ (2,087)
      Cash dividends paid to Parent                                    (2,217)         (1,745)
                                                                     --------        --------
NET CASH USED BY FINANCING ACTIVITIES                                $ (4,588)       $ (3,832)
                                                                     --------        --------
Net increase (decrease) in cash and cash equivalents                 $   --          $   --

Cash and cash equivalents at beginning of period                           86              86
                                                                     --------        --------
Cash and cash equivalents at end of period                           $     86        $     86
                                                                     ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
      Interest, net of amounts capitalized                           $  6,034        $  6,301
      Income taxes                                                   $    295        $ (1,970)


                     The accompanying notes are an integral
                      part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

(2) SALE OF ASSETS

During the second quarter, the Registrant recorded a pretax gain of $1.8 million on the sale of an ocean barge. The sale of the barge closed in June with the Registrant receiving several new inland river hopper barges and a small amount of cash in exchange for the barge.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

On November 4, 1999 Eastern Enterprises ("Eastern") of Weston, Massachusetts, the Registrant's parent company, signed a definitive agreement that provides for the merger of Eastern with a wholly owned subsidiary of KeySpan Corporation ("KeySpan") of Brooklyn, New York, with Eastern surviving the merger and becoming a wholly-owned subsidiary of KeySpan. The transaction, which is subject to receipt of regulatory approvals, is expected to close in the fall of 2000, although it is possible the merger will not close until 2001. Eastern shareholders approved the merger on April 26, 2000.

RESULTS OF OPERATIONS:

Second quarter and year to date revenues increased 7% and 11%, respectively, as compared to last year, mainly as a result of higher rates associated with fuel adjustment mechanisms contained in multi-year and annual contracts, and from higher coal tonnage delivered to electric utilities. As a result of higher prices for diesel fuel, the registrant's fuel cost rose 73% for the second quarter, and 78% year to date, as compared to 1999. Tonnage transported for the second quarter and first six months improved 2% and 8%, respectively. Due to the fuel related rate increases, some market improvement in spot rates, and a higher mix of coal tonnage, rates per ton mile rose 17% and 12%, in the second quarter, and year to date, respectively, over last year.

Coal tonnage increased 12% for the quarter and 13% year to date, reflecting tonnage for a new utility customer, as well as increased demand for existing accounts. Partially offsetting was a reduction in non-coal tonnage, which declined 13% and 1% for the second quarter, and first six months, respectively, from reduced movements of grain, ores and stone. While tonnage for the quarter increased, ton-miles declined 7% due to the increase in coal tonnage, which had shorter average hauls, combined with a reduction of non-coal tonnage which typically provides longer hauls to and from the Gulf of Mexico. For the first six months, ton miles increased 1% over last year from increased movements of coal and steel related raw materials in the first quarter.

Second quarter operating conditions improved over the first quarter of 2000, as increased rainfall returned rivers to near normal levels. However, extended lock outages delayed traffic during the second quarter. In comparison, the first quarter of 1999 experienced winter icing and flooding in some areas, which did not occur in 2000. As a result, boat and barge productivity was lower in the second quarter but improved slightly year to date. As compared to 1999, operating expenses increased 13% for the second quarter and 17% for the first six months, due to several issues. The primary factor was the aforementioned significant increase in fuel prices, which impacted the registrant's direct cost of fuel, as well as the cost of purchased river related services. In fact, higher fuel cost accounted for two thirds of the increase in second quarter operating expenses and over half the increase for the first six months. The registrant estimates that the net impact of the higher fuel costs on 2000 year to date operating earnings to be approximately $2.5 million, most of which occurred in the first quarter. Higher labor, vessel charter and maintenance also contributed to the higher costs. In addition, operating results from cargo handling and support operations were also lower than in 1999. As a result of these factors, operating earnings declined $1.5 million for the second quarter, and $1.6 million for the first six months as compared to last year.

Earnings before income taxes increased $.9 million and $1.1 million for the second quarter and year to date, respectively as compared to last year. This was a result of a $1.8 million gain on the sale of an ocean barge, and higher interest income on the receivable from parent in addition to the change in operating earnings. Net earnings improved $.5 million for the second quarter, and $.6 million year to date as compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures and dividends paid to Parent in the first six months of 2000 were funded from cash provided by operating activities. Capital expenditures for 2000 are estimated at $9 million, the majority of which pertains to the purchase of various machinery and equipment. These purchases will be funded with cash provided from operating activities. In addition, the Registrant plans to lease up to 140 new hopper barges for delivery during 2000 under long-term operating leases. Through July 1, 2000, 65 new barges have been contractually chartered to the Registrant under this arrangement.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibit 27 - Financial Data Schedule

   (b) REPORTS ON FORM 8-K

       There were no reports on Form 8-K filed in the second quarter of 2000.

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

                                        MIDLAND ENTERPRISES INC.


                                        BY:  /S/  R. FAILLO
                                           --------------------------------
                                           R.  FAILLO
                                           SENIOR VICE PRESIDENT FINANCE
                                           PRINCIPAL FINANCIAL OFFICER

DATE: JULY 24, 2000