Form 10-Q
period 2000-09-30
MIDLAND ENTERPRISES INC /DE/
filed 2000-10-27
CIK 66029

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  September 30, 2000
                 ----------------------

                 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               ------------------------  -----------------------


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

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                                         (000 OMITTED)
                                                ---------------------------------------------------------------
                                                FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                --------------------------           --------------------------
                                                SEPT. 30,        SEPT. 30,          SEPT. 30,         SEPT. 30,
                                                  2000             1999               2000              1999
                                                ---------        ---------          ---------         ---------
REVENUES                                         $70,075          $69,690           $211,751          $196,799
                                                 -------          -------           --------          --------

OPERATING COSTS AND EXPENSES:
      Operating expenses                         $51,779          $49,213           $157,960          $139,923
      Depreciation and amortization                6,035            6,063             18,248            18,228
      Selling, general & administrative            3,386            3,059             10,051             9,188
      Overhead allocation from Parent                700              775              2,100             2,325
      Taxes, other than income                     3,667            3,851             11,619            11,529
                                                 -------          -------           --------          --------
                                                 $65,567          $62,961           $199,978          $181,193
                                                 -------          -------           --------          --------

OPERATING EARNINGS                               $ 4,508          $ 6,729           $ 11,773          $ 15,606
                                                 -------          -------           --------          --------

OTHER INCOME (EXPENSE):
      Interest income from Parent                $ 1,260          $   763           $  3,287          $  2,159
      Interest income other                          498                6                517                24
      Gain on sale of assets
          and other, net (Note 2)                     54            1,886              2,022             1,967
                                                 -------          -------           --------          --------
                                                 $ 1,812          $ 2,655           $  5,826          $  4,150
                                                 -------          -------           --------          --------
INTEREST EXPENSE:
      Long-term debt                             $ 3,049          $ 3,168           $  9,262          $  9,635
      Other, including amortization
           of debt expense                            72             (442)               205              (323)
                                                 -------          -------           --------          --------
                                                 $ 3,121          $ 2,726           $  9,467          $  9,312
                                                 -------          -------           --------          --------

EARNINGS BEFORE INCOME TAXES                     $ 3,199          $ 6,658           $  8,132          $ 10,444

PROVISION FOR INCOME TAXES                         1,382            2,436              3,359             3,895
                                                 -------          -------           --------          --------

NET EARNINGS                                     $ 1,817          $ 4,222           $  4,773          $  6,549
                                                 =======          =======           ========          ========



   The accompanying notes are an integral part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                           (000 OMITTED)
                                            ---------------------------------------------
                                            SEPT. 30,         DEC. 31,          SEPT. 30,
                                              2000             1999               1999
                                            --------          --------          --------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents              $     86          $     86          $     60
     Receivables --
          Trade, net                          18,488            18,532            22,199
          Parent                              84,599            66,158            64,587
          Other                                  403             1,990             1,580
     Materials, supplies & fuel                9,085             9,925             8,256
     Prepaid expenses                          3,433             2,205             3,539
                                            --------          --------          --------

TOTAL CURRENT ASSETS                        $116,094          $ 98,896          $100,221
                                            --------          --------          --------


PROPERTY AND EQUIPMENT, AT COST             $666,016          $688,415          $684,560
     Less-accumulated depreciation           357,421           364,976           363,558
                                            --------          --------          --------

NET PROPERTY AND EQUIPMENT                  $308,595          $323,439          $321,002
                                            --------          --------          --------


OTHER ASSETS:
     Deferred pension charges               $ 16,699          $ 16,699          $ 15,372
     Other                                     5,165             5,042             5,678
                                            --------          --------          --------

TOTAL OTHER ASSETS                          $ 21,864          $ 21,741          $ 21,050
                                            --------          --------          --------


TOTAL ASSETS                                $446,553          $444,076          $442,273
                                            ========          ========          ========






   The accompanying notes are an integral part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                    (000 OMITTED)
                                                     ---------------------------------------------
                                                     SEPT. 30,         DEC. 31,          SEPT. 30,
                                                       2000              1999              1999
                                                     --------          --------          --------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
        Current portion of long - term debt          $  4,500          $  5,167          $  5,069
        Accounts payable trade                         11,538            14,595            11,201
        Reserve for insurance claims                   10,082            10,326             9,908
        Interest payable                                5,719             3,120             5,873
        Taxes payable                                   5,160             4,306             5,675
        Accrued expenses                                4,196             3,911             4,276
        Other current liabilities                       7,691             7,422             6,537
                                                     --------          --------          --------

TOTAL CURRENT LIABILITIES                            $ 48,886          $ 48,847          $ 48,539
                                                     --------          --------          --------

LONG-TERM DEBT                                       $139,546          $142,500          $143,699
                                                     --------          --------          --------

RESERVES AND DEFERRED CREDITS:
        Deferred income taxes                        $ 74,785          $ 70,627          $ 68,954
        Unamortized investment tax credits              1,540             1,767             1,845
        Post-retirement health care                     9,311             9,296             9,500
        Other reserves                                  3,233             2,981             2,097
                                                     --------          --------          --------

TOTAL RESERVES AND DEFERRED CREDITS                  $ 88,869          $ 84,671          $ 82,396
                                                     --------          --------          --------

STOCKHOLDER'S EQUITY:
        Common stock, $100 par value -
           Authorized shares - 1,000
           Issued shares  - 15 1/2                   $      1          $      1          $      1
        Capital in excess of par value                 52,519            52,519            52,519
        Retained earnings                             116,732           115,538           115,119
                                                     --------          --------          --------

TOTAL STOCKHOLDER'S EQUITY                           $169,252          $168,058          $167,639
                                                     --------          --------          --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY           $446,553          $444,076          $442,273
                                                     ========          ========          ========


   The accompanying notes are an integral part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                (000 OMITTED)
                                                                                        ----------------------------
                                                                                          FOR THE NINE MONTHS ENDED
                                                                                        SEPT. 30,          SEPT. 30,
                                                                                          2000               1999
                                                                                        ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                       $  4,773           $  6,549
     Adjustments to reconcile net earnings to
          net cash provided by operating activities:
          Depreciation and amortization                                                   18,248             18,228
          Deferred and current income taxes                                                4,786              5,927
          Net gain on sale of assets                                                      (1,748)            (1,919)
          Other changes in assets and liabilities:
              Trade receivables                                                              515             (4,433)
              Materials, supplies & fuel                                                     840             (1,316)
              Accounts payable                                                            (3,057)                (3)
              Accrued expenses and other current liabilities                               3,133              1,598
              Other                                                                         (282)               235
                                                                                        --------           --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                               $ 27,208           $ 24,866
                                                                                        --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                               $ (3,403)          $ (9,284)
     Increase in Parent receivable                                                       (18,441)            (8,015)
     Proceeds from asset dispositions                                                      1,837                740
                                                                                        --------           --------

NET CASH USED BY INVESTING ACTIVITIES                                                   $(20,007)          $(16,559)
                                                                                        --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt                                                        $ (3,621)          $ (3,422)
     Cash dividends paid to Parent                                                        (3,580)            (4,911)
                                                                                        --------           --------

NET CASH USED BY FINANCING ACTIVITIES                                                   $ (7,201)          $ (8,333)
                                                                                        --------           --------

Net increase (decrease) in cash and cash equivalents                                    $     --           $    (26)

Cash and cash equivalents at beginning of period                                              86                 86
                                                                                        --------           --------

Cash and cash equivalents at end of period                                              $     86           $     60
                                                                                        ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
     Interest, net of amounts capitalized                                               $  6,285           $  6,664
     Income taxes                                                                       $    777           $ (2,062)


   The accompanying notes are an integral part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


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

The Registrant subsequently completed the sale of its two remaining ocean tug and barge units in the month of October 2000, at which time it will record a pretax gain of $5.6 million. Under the terms of the sale the Registrant will receive new inland river hopper barges and cash in exchange for the tug/barge units and the termination of their associated transportation agreement.

         2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


On November 4, 1999 Eastern Enterprises ("Eastern") of Weston, Massachusetts, the Registrant's parent company, signed a definitive agreement that provides for the merger of Eastern with a wholly owned subsidiary of KeySpan Corporation ("KeySpan") of Brooklyn, New York, with Eastern surviving the merger and becoming a wholly-owned subsidiary of KeySpan. The transaction, which is subject to receipt of regulatory approvals, is expected to close in the fourth quarter of 2000. Eastern shareholders approved the merger on April 26, 2000. In connection with the consummation of the merger the Company anticipates that separation payments to officers, payment of vested stock options and other compensation related matters will result in a pretax charge of approximately $9.0 million in the fourth quarter of 2000.


RESULTS OF OPERATIONS:

Third quarter revenues increased slightly over the comparable period last year, as higher rates associated with rising fuel costs were mostly offset by declines in tonnage transported, and the absence of revenues from the Registrant's ocean tug and barge units. One of the ocean barges was sold in June 2000 and its tug was laid up; the two remaining units were idled since July and subsequently sold in October 2000. Year-to-date revenues increased 8%, due to the rise in fuel costs, in addition to higher tonnage transported earlier in the year. Fuel adjustment mechanisms contained in multi-year and annual contracts continued to escalate transportation rates as fuel prices rose 68% for the third quarter, and 73% for the first nine months, as compared to 1999. Rates per ton-mile for the quarter and year-to-date periods increased 14% and 12%, respectively, due to the fuel related rate increases, a higher mix of shorter haul coal tonnage and modestly improved market rates for spot commodities.

Tonnage transported declined 3% in the third quarter, but rose 4% year to date compared to the same periods last year. Third quarter and year-to-date coal tonnage increased 10% and 12%, respectively, mainly reflecting tonnage for a new utility customer, as well as increased demand for existing accounts. Non-coal tonnage declined 21% in the third quarter and 9% year to date compared to last year, reflecting reduced shipments of grain, stone, fertilizer and steel related raw materials. A portion of the tonnage decline was attributable to the absence of the Registrant's ocean tug and barge operations. Ton-miles generated in the quarter and nine-month periods compared to last year declined 14% and 4%, respectively. The steeper decline in ton-miles resulted from increased coal tonnage, which has a shorter average length of haul, combined with decreased non-coal tonnage, which represents longer hauls to and from the Gulf of Mexico.

Operating conditions throughout the first nine months were moderately better than in 1999; however, seasonal low water and lock delays did negatively affect operations from time to time this year. As compared to 1999, operating expenses increased 5% for the third quarter and 13% for the first nine months, due to several factors. In the third quarter, the aforementioned significant increase in fuel prices, which impacted the Registrant's direct cost of fuel, as well as the cost of purchased river related services, accounted for nearly the entire increase in operating costs compared to last year. Partly offsetting was lower maintenance and repair expense. For the nine-month period, higher fuel cost accounted for more than two thirds of the increase in operating expenses. The Registrant estimates the net impact of the higher fuel costs on 2000 year-to-date operating earnings to be approximately $3.5 million, over half of which occurred in the first quarter. Higher labor and administrative expenses were mostly offset by lower accident and claims cost. As a result of these factors, operating earnings declined $2.2 million for the third quarter, and $3.8 million for the first nine months, as compared to last year.

Earnings before income taxes decreased $3.5 million and $2.3 million for the third quarter and year to date, respectively, as compared to last year. Positively impacting the third quarter of 1999 was a $1.8 million gain on the sale of a surplus towboat. Partially offsetting was lower net interest expense in 2000 of $.6 million. For the year-to-date period, a gain of $1.8 million on the sale of an ocean barge was recorded in the second quarter of 2000. As a result, net earnings decreased $2.4 million for the third quarter, and $1.8 million year to date, as compared to last year.


LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures and dividends paid to Parent in the first nine months of 2000 were funded from cash provided by operating activities. Capital expenditures for 2000 are estimated at $7 million, the majority of which pertains to the purchase of various machinery and equipment. These purchases will continue to be funded with cash provided from operating activities. In addition, the Registrant plans to lease up to 140 new hopper barges for delivery during 2000 under long-term operating leases. Through October 1, 2000, 85 new barges have been chartered to the Registrant under this arrangement.

The reduction in trade receivables of $3.7 million as compared to the third quarter 1999 reflects improved collection of certain accounts, as well as shortened overall collection periods due to the market shift in commodity mix in the third quarter of 2000 toward short haul coal movements versus longer haul non-coal movements to and from the Gulf of Mexico.

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

                           PART II. OTHER INFORMATION


   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K

             There were no reports on Form 8-K filed in the third quarter of 2000.

                                    SIGNATURE


It is Midland's opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to present a fair statement of results for the periods reported; but such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of Midland's operations. All accounting policies have been applied in a manner consistent with prior periods. Such financial information is subject to year-end adjustments and annual audit by independent public accountants.

Pursuant to the requirements of the Securities Exchange Act of 1934, Midland has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               MIDLAND ENTERPRISES INC.


                                               BY: /S/ R. FAILLO
                                                   -----------------------------
                                                   R. FAILLO
                                                   SENIOR VICE PRESIDENT FINANCE
                                                   PRINCIPAL FINANCIAL OFFICER





DATE: OCTOBER 27, 2000