Form 10-K405
period 2000-12-31
MIDLAND ENTERPRISES INC /DE/
filed 2001-03-30
CIK 66029

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

/x/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended     December 31, 2000
                                   ---------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from                   to
                                        ----------------------------------------

         Commission file number           2-39895
                                -----------------

                            Midland Enterprises Inc.
               ---------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Delaware                                          04-2284434
------------------------------------                      ------------------
(STATE OF OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

 300 Pike Street; Cincinnati, Ohio                                45202
------------------------------------                      ---------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

Registrant's telephone number, including area code 513-721-4000
Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON
                                                        WHICH REGISTERED

----------------------------------------        --------------------------------

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                     --------------------------------------
                                (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES _X_   NO ___

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /x/

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT. (THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.)

                                 Not Applicable
                         ------------------------------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (APPLICABLE ONLY TO CORPORATE REGISTRANTS).

                         March 30, 2001 - 15 1/2 Shares
                     -------------------------------------

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

                                     PART I


ITEM 1.  BUSINESS

(a)      GENERAL

Midland Enterprises Inc. (the "Registrant"), incorporated under the laws of the State of Delaware in 1961, is a wholly owned subsidiary of Eastern Enterprises ("Eastern") of Weston, Massachusetts. On November 8, 2000, KeySpan Corporation ("KeySpan") of Brooklyn, New York, acquired all of the common stock of Eastern at $64.56 per share in cash. Of the purchase price, $225 million was allocated to the Registrant.

The Registrant is primarily engaged, through wholly owned subsidiaries, in the operation of a fleet of towboats, tugboats and barges, principally on the Ohio and Mississippi Rivers and their tributaries, and the Gulf Intracoastal Waterway. The Registrant's barge line subsidiaries transport bulk commodities, a major portion of which is coal. The Registrant, through other subsidiaries, performs repair work on marine equipment, operates a coal dumping terminal, a phosphate rock and phosphate chemical fertilizer terminal, and other cargo transfer facilities, and provides towboat fueling and barge fleeting services.

Most of the barges, towboats and tugboats operated by the Registrant's barge line subsidiaries are owned by and chartered from the Registrant. Approximately half of the Registrant's barges are mortgaged or leased and the payments under related charter agreements with its subsidiaries are pledged to secure associated long-term debt.

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

Red Circle was engaged primarily in the offshore transportation of phosphate rock in the Gulf of Mexico and grain from Louisiana to Puerto Rico. The Red Circle operating units were sold in June and October 2000, with operations ceasing at that time. EATCO operates a terminal on leased land at Tampa, Florida. Hartley operates shipyard facilities at Paducah, Kentucky, sells fuel at Point Pleasant, West Virginia, operates a terminal at Silver Grove, Kentucky, and provides towing services principally on the Ohio River and its tributaries. ORTCO owns and operates a coal dumping facility in Huntington, West Virginia. Capital Marine operates several barge fleeting facilities and two ship anchorages near Reserve and New Orleans, Louisiana, and provides various port services on the Mississippi River. River Fleets operates a barge fleeting facility in Wyatt, Missouri, and a cargo transfer facility in Decatur, Alabama.

Tonnage transported by the Registrant's subsidiaries was 59.2 million in 2000,
60.0 million in 1999 and 59.9 million in 1998. Tonnage in 2000 was 1.3% below 1999, reflecting a 15.0% decrease in non-coal shipments partly offset by a 7.5% increase in coal shipments. Tonnage in 1999 was .3% above 1998, reflecting an 8% increase in non-coal shipments partly offset by a 4% decline in coal tonnage.

The following table summarizes the ton miles of cargo transported by the Registrant's subsidiaries for the period 1998 - 2000:

                                         TON MILES TRANSPORTED (IN BILLIONS)
                                         -----------------------------------
                                          2000          1999          1998
                                          ----          ----          ----

         Coal ....................        12.9          12.6          13.2
         Iron, steel and scrap....         4.9           5.2           4.5
         Grain ...................         4.4           5.0           3.7
         Other* ..................         8.3          10.2          10.7
                                          ----          ----          ----

         Total Ton Miles .........        30.5          33.0          32.1
                                          ====          ====          ====

* Other includes sand, stone, gravel, coke, phosphate, other dry cargo, and towing for others.

Ton miles are the product of tons and distance transported. In 2000, ton miles declined 7.8% due to a combination of increased coal tonnage and lower non-coal tonnage, which resulted in a 6% reduction in average length of haul. In 1999, ton miles increased 3% on higher shipments of grain exports and imported steel related products, which resulted in a 3% increase in the average length of haul. In addition to changes in ton miles transported, Registrant's revenues and net earnings are affected by other factors such as competitive conditions, weather and the segment of the river system traveled. For most of 2000 and 1999, operations experienced seasonal weather patterns; however, during the latter part of each year drought conditions negatively affected operations. See "Seasonality and Competition."


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

(c)      (1)      (vii)    CUSTOMERS

In 2000, 1999 and 1998, The Cincinnati Gas and Electric Company, a subsidiary of Cinergy Corp., and the combined revenues from Gulf Power Company and Mississippi Power Company, subsidiaries of The Southern Company, each accounted for more than 10% of the Registrant's consolidated revenues under multi-year coal transportation agreements. No other customer, or group of customers under common control, accounted for more than 10% of revenues in 2000, 1999 or 1998. On the basis of past experience and its competitive position, the Registrant considers that the loss of several of its subsidiaries' largest customers simultaneously, while possible, is unlikely to happen. The Registrant's subsidiaries have multi-year transportation and terminalling contracts that expire at various dates from February 2001 through June 2010. During 2000, approximately 55% of the Registrant's consolidated revenues resulted from these contracts. A substantial portion of the contracts provide for rate adjustments based on changes in various costs, including diesel fuel costs, but the effect of these adjustments is not immediate and the Registrant remains at risk for fuel price volatility on other contracts and spot business. In addition, contracts contain "force majeure" clauses which excuse performance by the parties to the contracts when performance is prevented by circumstances beyond their reasonable control. Some of these contracts have provisions for termination for specified causes, such as material breach of the contract, environmental restrictions on the burning of coal, or loss by the customer of an underlying commodity supply contract. Penalties for termination for such causes are not generally specified. However, some contracts provide that in the event of an uncured material breach by Registrant's subsidiary, which results in termination of the contract, Registrant's subsidiary would be responsible for reimbursing its customer for the differential between the contract price and the cost of substituted performance.


(c)      (1)      (viii)   BACKLOG

The backlog of transportation and terminalling business under multi-year contracts is summarized in the next table:

December 31,                                                  2000        1999
                                                              ----        ----

Tons (in millions)                                            218.7       155.6
Revenues (in millions)                                       $652.1      $537.9
Portions of revenue backlog not expected to be filled
  within the current fiscal year                                 77%         80%


The 2000 revenue backlog (which is based on contracts that extend beyond December 31, 2001) is shown at prices current as of December 31, 2000, which are subject to escalation/de-escalation provisions. Since services under many of the multi-year contracts are based on customer requirements, Registrant has estimated its backlog based on its forecast of the requirements of these contract customers. The 41% increase in tonnage backlog from 1999 mainly reflects recently negotiated extended terms on current multi-year contracts, in addition to new multi-year agreements entered into by the Registrant's subsidiaries. Partially offsetting these increases are declines reflecting the elapsing terms of other current contracts as they draw closer to maturity, including those excluded from the calculation as they enter their final year. The revenue backlog increased 21%, reflecting the increase in backlog tonnage, partly offset by a lower average rate per ton due primarily to the mix of contract business. Electric utilities, which traditionally have entered into multi-year transportation and coal supply agreements, have shortened the term of some agreements for a variety of reasons including the Clean Air Act requirements and the trend towards deregulation of the electric power industry. These factors have also led to changes in the sourcing of coal by utilities, leading to changes in traffic patterns.

(c)      (1)      (ix)     GOVERNMENT CONTRACTS

The Registrant has no material portion of business subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

(c)      (1)      (x)      COMPETITION

The Registrant's inland marine transportation business competes on the basis of price, service and equipment availability. The Registrant's primary competitors include other barge lines and railroads. There are a number of companies offering barge transportation services on the waterways served by the Registrant. Competition between barge lines intensifies as barge supply exceeds demand. During the past few years, barge supply has increased as the barge industry has built more barges than it has retired. Year to year changes in operating conditions, due to the impact of weather and lock delays, can also significantly affect barge availability, effectively increasing or decreasing capacity. The level of long haul export tonnage delivered to the Gulf of Mexico from upper rivers is also a key driver of barge demand. The exports of grain and coal are affected by the strength of the U.S. dollar, volatility of foreign economies, and changes in the level of foreign competition. In recent years, export coal shipments have declined significantly due to these factors. Grain exports have been somewhat below market expectations. Increased imports of ores, cement and other raw materials through the Gulf have helped offset some of the export market weakness. However, these issues have continued to create strong competition for domestic business.

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

(c)      (1)      (xiii)   EMPLOYEES

As of December 31, 2000, the Registrant and its subsidiaries employed approximately 1,300 persons, of whom approximately 19% are represented by labor unions.



(d)      FOREIGN OPERATIONS

The Registrant does not engage in material operations in foreign countries, and no material portion of Registrant's revenues is derived from customers in foreign countries.



ITEM 2.  PROPERTIES

(a) As of December 31, 2000, the Registrant's floating equipment consisted of 2,334 barges and 83 boats. See "Principal Services and Markets" for other owned or leased properties.

         Capital expenditures for the Registrant in 2000 totaled approximately $5 million. These expenditures were made principally for improvements on boats, terminal facilities, and information systems.

(b)      Not applicable.



ITEM 3.  LEGAL PROCEEDINGS

None.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not required.



                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
             MATTERS

The Registrant's common stock is held solely by Eastern, a wholly owned subsidiary of KeySpan, and is not traded in any market. Dividends were declared in the amount of $3,579,616 in 2000 and $6,169,571 in 1999.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS

2000 COMPARED TO 1999

Twelve month revenues in 2000 increased 3%, or $9.0 million, over 1999, despite the negative impact on revenues from the sale of the ocean tug/barge assets of the Registrant's Red Circle subsidiary during the year and slightly lower overall tonnage transported. The increased revenues resulted primarily from fuel adjustment mechanisms contained in multi-year and annual barge transportation contracts that ratably escalated freight rates throughout the year, as fuel prices rose 66% as compared to 1999. Also contributing, were higher terminalling revenues. Regarding the Red Circle subsidiary, one ocean tug remains idled while its ocean barge was sold in June 2000. The two other integrated ocean tug/barge units were idled in July and subsequently sold in October 2000 along with the rights under their multi-year freight contract. In regards to the inland river barge transportation market, export coal remained weak, as prices for U. S. coal continued to be non-competitive in world markets. In addition, many of the registrant's utility customers experienced a shortage of mined coal in the fourth quarter due to supplier problems, which resulted in reduced demand for barges. Rates for export grain also proved disappointing as demand was soft and much of the fall crop went to storage. In the latter half of the year, the market for steel products weakened as the economy slowed and inventory grew, thereby reducing demand for barging of steel related raw materials.

Tonnage transported declined about 1% compared to 1999: however, related ton-miles generated fell 8%. Coal shipments increased 8%, reflecting tonnage for a new utility account, as well as increased demand from existing customers. Non-coal tonnage declined 15% with lower aggregate shipments, the aforementioned soft demand for grain exports, and reduced steel and related raw material imports. The decrease in ton miles resulted from the average length of haul declining due to the increased coal tonnage, which had a shorter average length of haul, combined with lower non-coal tonnage, which represented longer hauls to and from the Gulf of Mexico.

Operating expenses in 2000 increased nearly 13% from last year with two thirds of that amount due to higher fuel prices. Costs of purchased river related services also increased as vendors passed through higher fuel costs. Higher barge charter expense related to fleet replacement, increased barge maintenance expense and higher wage rates also contributed to the increase in operating cost.

On November 8, 2000, KeySpan Corporation acquired the Registrant's parent company, Eastern Enterprises. In this regard, the Registrant recorded acquisition related costs of $9.7 million (pretax) in October. These costs reflect separation payments to employees, payment of vested stock options and other compensation related matters. Earnings before income taxes for the period ended November 7, 2000 were positively affected by pretax gains of $7.4 million, recognized on the sale of the ocean barges, tugs and related assets of Red Circle, discussed above, as well as lower net debt expense.

Net earnings for the period ending November 7, 2000 were impacted $2.2 million, net of tax, for the cumulative effect of an accounting change recognizing engine overhaul costs previously deferred.

As a result of the operating issues and acquisition adjustments discussed above, the registrant reported a net loss of $4.8 million for the period ended November 7, 2000, and a net loss of $1.9 million for the period ended December 31, 2000.

1999 COMPARED TO 1998

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

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures of $5.1 million, debt payments of $4.9 million and dividends paid to Parent of $3.6 million were funded from cash provided from operating activities. Also, a portion of the excess cash from operations was advanced to the Parent. Capital expenditures included improvements for towboats, terminal facilities and information systems.

Cash flow from operating activities was negatively affected by the lower net earnings as well as lower accounts payable as a result of reduced liability for capital projects at year end. More than offsetting were increases in deferred taxes and accrued liabilities, as well as decreases in trade receivables and other deferred assets. The increase in deferred taxes, current liabilities and postretirement health care at December 31, 2000, primarily reflects adjustments and reserves established as a result of the acquisition by KeySpan.

Capital expenditures for 2001 are projected at $9.0 million, which primarily includes major improvements to towboats and shore side facilities as well as the purchase of new equipment. In addition, 27 barges will be received in the first quarter of 2001 from a like-kind exchange agreement on the Red Circle ocean units that were sold in October 2000.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2000, the Registrant had financial instruments which were sensitive to changes in interest rates. These financial instruments consist of First Preferred Ship Mortgage Bonds and obligations under capital leases.

All of the bonds payable consist of fixed rate debt and range from 6.25% to 9.85%. Principal and interest are payable semiannually over terms which generally range from one to eleven years. Obligations under capital leases have a weighted average interest rate of 10% and are due within one year. The mortgage bonds and obligations under capital leases are secured by approximately half of the Registrant's barge fleet and by assignment of rentals for that equipment payable to the Registrant by its subsidiaries.

The fair value for the Registrant's long term debt at December 31, 2000 and 1999 was approximately $144 million and $151 million, respectively. The fair value of long term debt is estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements.

The aggregate annual sinking fund requirement and current maturities of long term debt, including capital leases for the next five years amount to $4.0 million in 2001, $4.7 million in 2002, $.4 million in 2003, $0 in 2004 and $13.0 million in 2005.


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

---------
(1) Not filed herewith. In accordance with Rule 12-b-32 of the General Rules and Regulations under the Securities Act of 1934, reference is made to the document previously filed with the Commission.



(b)     REPORTS ON FORM 8-K

There were no reports on Form 8-K filed in the fourth quarter of 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MIDLAND ENTERPRISES INC.
                                  (Registrant)


                                BY: /s/ C. LUDWIG
                                   -----------------
                                    C. LUDWIG
                                   CONTROLLER
                         (PRINCIPAL ACCOUNTING OFFICER)


                             DATE  MARCH 30, 2001
                                  ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 2001.



      BY:    /s/ R. FAILLO                                BY:   /s/ S. Z. MIRZA
         ----------------------------------                  ------------------
                R. FAILLO                                        S. Z. MIRZA
           PRESIDENT; DIRECTOR                                     DIRECTOR
(PRINCIPAL EXECUTIVE & FINANCIAL OFFICER)







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

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

      (INFORMATION REQUIRED BY ITEMS 8 AND 14 (a) (1) AND (2) OF FORM 10-K)



                                                                                                 PAGE
                                                                                                NUMBER
                                                                                                ------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                          F-2


FINANCIAL STATEMENTS:

Consolidated Statements of Operations for the period
        ended December 31, 2000; period ended November 7, 2000;
        and the years ended December 31, 1999 and 1998                                            F-3

Consolidated Balance Sheets - December 31, 2000 and 1999                                          F-4

Consolidated Statements of Stockholder's Equity for the period ended December 31, 2000; period ended November 7, 2000;
        and the years ended December 31, 1999 and 1998                                            F-6

Consolidated Statements of Cash Flows for the period ended
        December 31, 2000; period ended November 7, 2000; and the
        Years ended December 31, 1999 and 1998                                                    F-7

Notes to Consolidated Financial Statements                                                        F-8


SCHEDULE:

        II     Valuation and Qualifying Accounts and Reserves                                    F-21




Schedules other than that listed above have been omitted as the information has been included in the consolidated financial statements and related notes, or is not applicable or not required.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Midland Enterprises Inc.:

We have audited the accompanying consolidated balance sheets of MIDLAND ENTERPRISES INC. (a Delaware corporation and a wholly-owned subsidiary of Eastern Enterprises) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholder's equity and cash flows for the period ended December 31, 2000, the period ended November 7, 2000 and the years ended December 31, 1999 and 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

As discussed in Note 1, effective November 8, 2000, Eastern and therefore the Company was acquired by KeySpan Corporation ("KeySpan"). KeySpan utilized the purchase method of accounting to record the acquisition and adopted a new basis of accounting whereby all assets and liabilities were recorded at their fair values. Accordingly, consolidated financial statements for periods subsequent to the acquisition are not comparable to the consolidated financial statements presented for prior periods.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midland Enterprises Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the period ended December 31, 2000, the period ended November 7, 2000 and the years ended December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the financial statements, effective as of January 1, 2000, Midland Enterprises Inc. changed its method of accounting for deferred maintenance.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                             ARTHUR ANDERSEN LLP



Cincinnati, Ohio,
January 24, 2001

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                     (000 OMITTED)
                                                        NOVEMBER 8          JANUARY 1
                                                         THROUGH             THROUGH             YEARS ENDED DECEMBER 31,
                                                       DECEMBER 31,        NOVEMBER 7,        -------------------------------
                                                           2000                2000               1999               1998
                                                           ----                ----               ----               ----
                                                                          (Predecessor)       (Predecessor)      (Predecessor)

REVENUES (NOTE 1)                                       $  40,788           $ 235,449           $ 267,269          $ 261,061
                                                        ---------           ---------           ---------          ---------

OPERATING COSTS AND EXPENSES:
     Operating expenses                                 $  32,647           $ 183,456           $ 191,004          $ 180,851
     Depreciation and amortization (Note 5)                 3,850              20,278              24,345             23,838
     Goodwill amortization (Note 1)                           333                  --                  --                 --
     Selling, general and administrative
          expenses                                          2,569              10,210              12,513             12,311
     Overhead allocation from Parent (Note 1)                 467               2,333               3,100              3,000
     Taxes, other than income                               2,471              12,834              15,193             14,427
     Acquisition related expenses (Note 1)                     --               9,727                  --                 --
                                                        ---------           ---------           ---------          ---------
                                                        $  42,337           $ 238,838           $ 246,155          $ 234,427
                                                        ---------           ---------           ---------          ---------

OPERATING (LOSS) EARNINGS                               $  (1,549)          $  (3,389)          $  21,114          $  26,634
                                                        ---------           ---------           ---------          ---------

OTHER INCOME (EXPENSE):
     Interest income from Parent, net (Note 1)          $     779           $   3,706           $   3,062          $   1,688
     Interest income other                                     83                 522                 537                 63
     Gain (loss) on sale of assets and
          other, net                                         (207)              7,515               1,472                271
                                                        ---------           ---------           ---------          ---------
                                                        $     655           $  11,743           $   5,071          $   2,022
                                                        ---------           ---------           ---------          ---------

INTEREST EXPENSE:
     Long-term debt (Note 3)                            $   2,027           $  10,276           $  12,796          $  10,612
     Other, including amortization of
          debt expense                                         50                 229                 246                189
                                                        ---------           ---------           ---------          ---------
                                                        $   2,077           $  10,505           $  13,042          $  10,801
                                                        ---------           ---------           ---------          ---------

(LOSS) EARNINGS BEFORE INCOME TAXES                     $  (2,971)          $  (2,151)          $  13,143          $  17,855
(Benefit) Provision for income taxes (Note 4)              (1,027)                426               4,917              6,534
                                                        ---------           ---------           ---------          ---------
(LOSS) EARNINGS BEFORE EXTRAORDINARY ITEMS AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE               $  (1,944)          $  (2,577)          $   8,226          $  11,321

EXTRAORDINARY ITEMS, NET OF TAX:
   Credit for coal miners retiree
     health care (Note 10)                              $      --           $      --           $      --          $   2,827

   Loss on early retirement of debt (Note 3)                   --                  --                  --             (1,465)
                                                        ---------           ---------           ---------          ---------
                                                               --                  --                  --              1,362

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
    NET OF TAX (NOTE 1):                                $      --           $  (2,209)          $      --          $      --
                                                        ---------           ---------           ---------          ---------

NET (LOSS) EARNINGS                                     $  (1,944)          $  (4,786)          $   8,226          $  12,683
                                                        =========           =========           =========          =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                                 DECEMBER 31,
                                                          -----------------------------
                                                                (000 OMITTED)
                                                            2000              1999
                                                            ----              ----
CURRENT ASSETS:                                                           (Predecessor)

     Cash and cash equivalents (Note 1)                   $ 11,178          $     86

     Receivables:
          Trade, less allowance of $1,164,000
          in 2000 and $469,000 in 1999                      13,445            18,532
          Parent (Note 1)                                   73,016            66,158
          Other                                              1,446             1,990
     Materials, supplies and fuel (Note 1)                   8,945             9,925
     Prepaid expenses                                        1,824             2,205
                                                          --------          --------

          TOTAL CURRENT ASSETS                            $109,854          $ 98,896
                                                          --------          --------

PROPERTY AND EQUIPMENT, AT COST (NOTES 3 AND 5):

     Towboats and barges                                  $296,559          $628,099
     Terminals and other facilities                         30,938            55,606
     Land                                                    4,705             4,710
                                                          --------          --------
          Total property and equipment, at cost           $332,202          $688,415

     Less - accumulated depreciation                         3,880           364,976
                                                          --------          --------

          NET PROPERTY AND EQUIPMENT                      $328,322          $323,439
                                                          --------          --------

OTHER ASSETS:

     Deferred pension charges (Note 7)                    $ 13,871          $ 16,699
     Unamortized debt expense, deferred
       maintenance and other (Notes 1 and 5)                 1,566             5,042
     Goodwill, less amortization of $333,000                59,651                --
     Other assets                                            6,771                --
                                                          --------          --------

          TOTAL OTHER ASSETS                              $ 81,859          $ 21,741
                                                          --------          --------

          TOTAL ASSETS                                    $520,035          $444,076
                                                          ========          ========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------


                                                                  DECEMBER 31,
                                                        -------------------------------
                                                                (000 OMITTED)
                                                           2000                1999
                                                           ----                ----
CURRENT LIABILITIES:                                                      (Predecessor)

   Current portion of long-term debt (Note 3)           $   3,980           $   5,167
   Accounts payable                                        11,161              14,595
   Reserve for insurance claims (Note 1)                    9,367              10,326
   Accrued expenses                                         4,280               3,911
   Interest payable                                         2,974               3,120
   Other taxes payable                                      2,623               3,587
   Income taxes payable (Note 4)                            1,415                 719
   Reserve for separation payments                          3,654                  --
   Other current liabilities                               14,624               7,422
                                                        ---------           ---------
      TOTAL CURRENT LIABILITIES                         $  54,078           $  48,847

LONG-TERM DEBT (NOTE 3)                                 $ 138,819           $ 142,500
                                                        ---------           ---------

RESERVES AND DEFERRED CREDITS:
   Deferred income taxes (Note 4)                       $  77,141           $  70,627
   Unamortized investment tax credits (Note 4)              1,486               1,767
   Postretirement health care (Note 7)                     19,092               9,296
   Other reserves                                           5,378               2,981
                                                        ---------           ---------
      TOTAL RESERVES AND DEFERRED CREDITS               $ 103,097           $  84,671
                                                        ---------           ---------

COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 10)
STOCKHOLDER'S EQUITY (NOTE 3):
   Common stock, $100 par value -
      Authorized shares - 1,000
      Issued shares -15 1/2                             $       1           $       1
   Capital in excess of par value                         225,984              52,519
   Retained (deficit) earnings                             (1,944)            115,538
                                                        ---------           ---------
      TOTAL STOCKHOLDER'S EQUITY                        $ 224,041           $ 168,058
                                                        ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY              $ 520,035           $ 444,076
                                                        =========           =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY


                    (000 OMITTED EXCEPT SHARES OUTSTANDING)


                                                                  CAPITAL IN      RETAINED    ACCUMULATED OTHER          TOTAL
                                             COMMON STOCK         EXCESS OF       (DEFICIT)     COMPREHENSIVE        STOCKHOLDER'S
                                              OUTSTANDING         PAR VALUE       EARNINGS         INCOME               EQUITY
                                           -----------------      ---------       --------         ------               ------
                                           SHARES     AMOUNT
                                           ------     ------

BALANCE DECEMBER 31, 1997:                  15.5        $1        $  52,519       $ 108,191        $ (203)            $ 160,508
(Predecessor)

Net earnings                                                                         12,683
Pension liability adjustment, net                                                                     203
Total comprehensive income                                                                                               12,886
Dividends to Parent                                                                  (7,392)                             (7,392)
                                            ----        --        ---------       ---------        ------             ---------

BALANCE DECEMBER 31, 1998:                  15.5        $1        $  52,519       $ 113,482        $   --             $ 166,002
(Predecessor)

Net earnings                                                                          8,226                               8,226
Dividends to Parent                                                                  (6,170)                             (6,170)
                                            ----        --        ---------       ---------        ------             ---------

BALANCE DECEMBER 31, 1999:                  15.5        $1        $  52,519       $ 115,538        $   --             $ 168,058
(Predecessor)

Net loss                                                                             (4,786)                             (4,786)
Dividends to Parent                                                                  (3,580)                             (3,580)
                                            ----        --        ---------       ---------        ------             ---------

BALANCE NOVEMBER 7, 2000:                   15.5        $1        $  52,519       $ 107,172        $   --             $ 159,692
(Predecessor)
Retained earnings adjustment
   from acquisition                                                 107,172        (107,172)                                 --
Goodwill assigned from acquisition                                   59,984                                              59,984
Property, pension and post retirement
   adjustment, net from acquisition                                   6,309                                               6,309
Net loss                                                                            (1,944)                              (1,944)
                                            ----        --        ---------       ---------        ------             ---------

BALANCE DECEMBER 31, 2000:                  15.5        $1        $ 225,984       $  (1,944)       $   --             $ 224,041
                                            ====        ==        =========       =========        ======             =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           (000 OMITTED)
                                                               NOVEMBER 8       JANUARY 1
                                                                THROUGH          THROUGH            YEARS ENDED DECEMBER 31,
                                                              DECEMBER 31,      NOVEMBER 7,      ------------------------------
                                                                  2000             2000              1999              1998
                                                                  ----             ----              ----              ----
                                                                               (Predecessor)     (Predecessor)    (Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                            $ (1,944)         $ (4,786)         $  8,226          $ 12,683
Adjustments to reconcile net earnings to net
cash provided by operating activities:
    Extraordinary items, net                                         --                --                --            (1,362)
    Cumulative effect of accounting change, net                      --             2,209                --                --
    Amortization of goodwill                                        333                --                --                --
    Depreciation and amortization                                 3,850            20,278            24,345            23,838
    Deferred and current income taxes                             3,047               835             7,102             4,615
    Net (gain) loss on sale of assets                                --            (7,388)           (1,919)                2
    Other changes in assets and liabilities:
        Trade and other receivables                               4,307               773              (766)              (30)
        Materials, supplies and fuel                                480               500            (2,985)            1,798
        Accounts payable                                          1,110            (4,544)            3,391            (6,995)
        Accrued expenses and other current liabilities           (4,433)           13,589            (1,086)           (2,206)
        Other                                                        79             1,432             1,097            (3,742)
                                                               --------          --------          --------          --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      $  6,829          $ 22,898          $ 37,405          $ 28,601

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                       $ (1,150)         $ (3,926)         $(18,446)         $(46,622)
    (Increase) decrease in Parent receivable                      3,419           (10,277)           (9,586)           10,373
    Proceeds from other asset dispositions                           --             1,747             1,320             1,004
                                                               --------          --------          --------          --------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES               $  2,269          $(12,456)         $(26,712)         $(35,245)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                                $   (876)         $ (3,992)         $ (4,523)         $(54,688)
    Issuance of long-term debt                                       --                --                --            68,519
    Cash dividends paid to Parent                                    --            (3,580)           (6,170)           (7,392)
    Other                                                            --                --                --               203
                                                               --------          --------          --------          --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES               $   (876)         $ (7,572)         $(10,693)         $  6,642
                                                               --------          --------          --------          --------

Net increase (decrease) in cash and cash equivalents           $  8,222          $  2,870          $     --          $     (2)
Cash and cash equivalents at beginning of period                  2,956                86                86                88
                                                               --------          --------          --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 11,178          $  2,956          $     86          $     86
                                                               ========          ========          ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
     Interest, net of amounts capitalized                      $    118          $ 11,822          $ 12,457          $ 10,677
     Income taxes                                              $ (4,073)         $    141          $ (2,474)         $  2,582


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


(1)      SIGNIFICANT ACCOUNTING POLICIES

Midland Enterprises Inc. (the "Registrant") is a wholly-owned subsidiary of Eastern Enterprises ("Eastern") of Weston, Massachusetts. On November 8, 2000, KeySpan Corporation ("KeySpan") of Brooklyn, New York, acquired all of the common stock of Eastern. The acquisition was accounted for using the purchase method of accounting for business combinations. Approximately $225,000,000 of the total purchase price was allocated to the net assets of the Registrant based on their fair value. The excess of consideration received over the fair value of the assets acquired, approximately $60 million, was recorded as goodwill and is being amortized over 30 years on a straight-line basis. The historical cost basis of the Registrant's assets and liabilities were adjusted to fair value as of the acquisition. Accordingly, the Registrant recorded an additional $25 million to property and equipment and an additional liability of $15 million for pension and other post retirement obligations in excess of the market value of plan assets as well as $3 million of deferred taxes on these items. The Registrant also recorded acquisition-related costs of approximately $10 million consisting of conversion of stock options, and change in control costs.

The Registrant's principal business is barge transportation of bulk commodities on the Ohio and Mississippi Rivers and their tributaries. The major commodity transported is coal, which accounts for nearly two thirds of the Registrant's tonnage, the majority of which is transported to various electric utilities in the eastern half of the United States. The Registrant also provides bulk terminalling, shipyard repair and barge fleeting services, none of which account for more than 10% of consolidated revenues. A substantial amount of the Registrant's revenues relate to spot or annual contracts for transportation and terminalling. Approximately 55% of the Registrant's revenues are derived from multi-year transportation and terminalling contracts.

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

         (b) Transactions with Parent - Parent receivables represent advances to Eastern which bear interest at the applicable Federal rate as defined in the Internal Revenue Code: 6.1% in 2000, 4.90% in 1999, and 5.60% in 1998. The Registrant was
                  also charged a corporate overhead allocation from its Parent computed on several factors including direct corporate management time, revenues, capitalization and employees, which management believes is a reasonable method of allocation.

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

         (f) Goodwill amortization - Goodwill resulting from the acquisition of the Registrant's Parent by KeySpan represents the excess of purchase price over fair value of net assets acquired and is being amortized over 30 years using the straight-line method. Accumulated amortization amounted to $.3 million as of December 31, 2000.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(1)      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         (g) Reserve for insurance claims - The Registrant is self-insured for personal injury and property claims, which are insured above a deductible amount of $500,000 per occurrence. The Registrant's estimate of liability for the self-insured claims is included in the reserve for insurance claims in the Consolidated Balance Sheets. Payments made for losses incurred are netted against the related liability for the loss.

         (h) Reclassifications - Certain reclassifications of previously reported amounts have been made to conform with current classifications.

         (i) Environmental matters - Accruals for environmental matters are recorded in other income and expense when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties and are not discounted.

         (j) Impairment of long-lived assets - The recoverability of long-lived assets is evaluated by the Registrant on a continuing basis. In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Based on such evaluations, the Registrant established reserves of $3.3 million, included in operating expenses, in October 2000 for impairment of assets and facilities.

         (k) Deferred maintenance - The Registrant adopted the expense as incurred method for costs related to engine overhauls. Prior to this change, the Registrant had deferred the cost of engine overhauls on certain towboats and amortized these costs over the estimated life of the repair, which generally ranged from 2 to 4 years. The cumulative effect of adopting this change as of January 1, 2000, net of a tax benefit of $1.2 million, is $2.2 million, which is reflected in the Statement of Operations included herein. Prior year financial statements have not been restated to reflect the new accounting method.

         (l) Comprehensive income - In 1998, the Registrant adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, in a financial statement for the period in which they are recognized. The Registrant has chosen to disclose Comprehensive Income, which encompasses net income and pension liability adjustments, in the consolidated statements of stockholder's equity.

         (m) Derivatives and hedging activities - In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement No. 138, which requires companies to recognize all derivative contracts at their fair values, as either assets or liabilities on the balance sheet. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS No. 133 did not have a material impact on the consolidated financial statements because the Registrant does not currently hold any derivative instruments.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(2)      SIGNIFICANT CUSTOMERS

In 2000 and 1999, The Cincinnati Gas and Electric Company, a subsidiary of Cinergy Corp, and the combined revenues from Gulf Power Company and Mississippi Power Company, subsidiaries of The Southern Company, each accounted for more than 10% of the Registrant's consolidated revenues under multi-year coal transportation agreements. In addition, amounts due from these customers comprised approximately 10% of the Registrant's trade receivables as of December 31, 1999 and 1998, but less than 10% as of December 31, 2000. No other customer, or group of customers under common control, accounted for more than 10% of revenues in 2000, 1999 or 1998.


(3)      LONG-TERM OBLIGATIONS AND CREDIT AGREEMENTS

         (a)      LONG-TERM DEBT CONSISTS OF THE FOLLOWING:

                                                                                                DECEMBER 31
                                                                                      -------------------------------
                                                                                        2000                  1999
                                                                                      ---------             ---------
                                                                                               (000 OMITTED)
First Preferred Ship Mortgage Bonds -


       8.1% - 9.85% Medium Term Notes, Series A,
              Due 2002-2012                                                           $  68,000             $  68,000
          6.25% Series, due 2008                                                         75,000                75,000
                                                                                      ---------             ---------
                    Total Mortgage Bonds                                              $ 143,000             $ 143,000
                                                                                      ---------             ---------

Obligations under Capital Leases and Other -

       ATEL Leasing  Corporation (Successor to Wells Fargo Leasing
                 Corporation and Security Pacific Equipment Leasing Inc.)             $   1,989             $   3,264
       CitiCorp Leasing, Inc. (Successor to Security Pacific Equipment
              Leasing Inc.)                                                                 514                 1,461
       Kislak National Bank (Successor to Security Pacific Equipment
              Leasing Inc.)                                                               1,916                 2,739
       Mellon Leasing Corporation (Successor to Westinghouse Credit
              Corporation)                                                                1,584                 3,266
       BA Leasing and Capital Group (Successor to Wells Fargo Leasing
                 Corporation)                                                                --                   586
       Other (including unamortized debt discount and interest rate hedge)               (5,408)               (5,912)
                                                                                      ---------             ---------

                                                                                      $     595             $   5,404
                                                                                      ---------             ---------
Less:
           Current portion of long-term debt included above                           $   3,980             $   5,167
           Monies on deposit (c)                                                            796                   737
                                                                                      ---------             ---------
                                                                                      $   4,776             $   5,904
                                                                                      ---------             ---------

              TOTAL LONG-TERM DEBT                                                    $ 138,819             $ 142,500
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

Under the most restrictive of the mortgage indentures, the Registrant, (a) may not pay dividends or make a distribution, reacquire its common stock or make any advances or loans to its stockholder or subsidiaries of its stockholder except to the extent of the sum of (i) Consolidated Net Earnings after December 31, 1988, (ii) the net proceeds of the sale of stock of the Registrant after December 31, 1988, and (iii) the amount of $50,000,000 with respect to any advances or loans to its stockholder or to subsidiaries of its stockholder, and
(b) may not incur or permit any of its subsidiaries to incur additional Senior Unsecured Funded Debt except for refunding unless immediately thereafter Consolidated Net Tangible Assets will aggregate at least 150% of (i) Consolidated Senior Unsecured Funded Debt (excluding therefrom unsecured loans or advances to the Registrant from its stockholder) plus (ii) Consolidated Senior Secured Funded Debt (all terms as defined in the applicable indenture). Under these agreements, $3,072,000 is available for additional distributions to Parent.

Included in obligations under capital leases is $6,004,000 of barge lease obligations having a weighted average interest rate of 10%. Minimum lease payments under these agreements are due in installments through 2003; principal payments due for the next five years amount to $3,980,000 in 2001, $1,668,000 in 2002 and $356,000 in 2003.

         (b)      CONSOLIDATED FIVE-YEAR SINKING FUNDS AND MATURITIES

The aggregate annual sinking fund requirements and current maturities of long-term debt, including capital leases, for the next five years amount to $3,980,000 in 2001, $4,668,000 in 2002, $356,000 in 2003, $0 in 2004 and
$13,000,000 in 2005.

         (c)      DEPOSITED MONIES

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

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(4)      INCOME TAXES

The Registrant and its subsidiaries were members of an affiliated group of companies, which will file a consolidated Federal Income Tax return with Eastern for the period ended November 7, 2000 and have filed for the years ended December 31, 1999 and 1998. For the period ended December 31, 2000 the Registrant is a member of the KeySpan Consolidated Federal Income Tax Group. The Registrant follows the policy, established for the group, of providing for Federal Income Taxes which would be payable on a separate company basis. For financial reporting purposes, investment tax credits were deferred and are being amortized to income over the book life of the related property and equipment.

The following is a summary of the (benefit) provision for income taxes:

                                                   NOVEMBER 8          JANUARY 1
                                                    THROUGH             THROUGH
                                                  DECEMBER 31,         NOVEMBER 7,           YEARS ENDED DECEMBER 31,
                                                                                             ------------------------
                                                      2000                2000                1999               1998
                                                      ----                ----                ----               ----
                                                                               (000 OMITTED)
Current:
    Federal                                         $(1,283)            $(4,754)            $(1,521)            $ 1,098
    State                                               108                 596                 411                 270
                                                    -------             -------             -------             -------
      Total Current (Benefit) Provision             $(1,175)            $(4,158)            $(1,110)            $ 1,368

Deferred:
    Federal                                         $   217             $ 4,584             $ 6,055             $ 5,150
    State                                               (69)                 --                 (28)                 16
                                                    -------             -------             -------             -------
      Total Deferred (Benefit) Provision            $   148             $ 4,584             $ 6,027             $ 5,166
                                                    -------             -------             -------             -------

          Total (Benefit) Provision                 $(1,027)            $   426             $ 4,917             $ 6,534
                                                    =======             =======             =======             =======


The following reconciles the statutory U.S. Federal Income Tax (benefit) provision to the recorded income tax (benefit) provision:

                                                  NOVEMBER 8             JANUARY 1
                                                    THROUGH               THROUGH
                                                  DECEMBER 31,          NOVEMBER 7,            YEARS ENDED DECEMBER 31,
                                                                                               ------------------------
                                                     2000                  2000                1999                1998
                                                     ----                  ----                ----                ----
                                                                                 (000 OMITTED)

Statutory rate                                           35%                  35%                  35%                 35%
Computed (benefit) provision for income taxes
        at statutory Federal rate                   $(1,040)             $  (753)             $ 4,600             $ 6,249
Increase (decrease) from statutory
        rate resulting principally from:
    State taxes, net of Federal benefit                  25                  387                  249                 186
    Nondeductible expenses                               11                  753                   67                  53
    Other, net                                          (23)                  39                    1                  46
                                                    -------              -------              -------             -------
(Benefit) provision for income taxes                $(1,027)             $   426              $ 4,917             $ 6,534
                                                    =======              =======              =======             =======

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)      INCOME TAXES (CONTINUED)

Significant items making up deferred tax liabilities and deferred tax assets including amounts classified as current, as of December 31, 2000 and 1999, are as follows:

                                                    2000                 1999
                                                    ----                 ----
                                                          (000 OMITTED)
Assets:
    Post-retirement benefits                      $  3,028             $  2,988
    Other                                            8,188                5,874
                                                  --------             --------
        Total Deferred Tax Assets                 $ 11,216             $  8,862

Liabilities:
    Accelerated depreciation                      $(86,283)            $(70,978)
    Other                                           (1,870)              (7,951)
                                                  --------             --------
        Total Deferred Tax Liabilities            $(88,153)            $(78,929)
                                                  --------             --------

             TOTAL DEFERRED TAXES                 $(76,937)            $(70,067)
                                                  ========             ========


(5)      PROPERTY AND EQUIPMENT

         (a) Depreciation and Amortization - Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment, which range from 2 to 40 years. Depreciation and amortization as a percentage of average depreciable assets was 4.8% in 2000, 3.6% in 1999 and 1998. The higher percentage in 2000 resulted from the netting of accumulated depreciation against gross property and equipment in conjunction with the acquisition.

         (b) Like-Kind Exchange - The $6.7 million of Other Assets represents funds on deposit with a trust received from a like-kind exchange agreement on the Red Circle ocean units that were sold in October 2000. The Registrant will receive 27 barges from these funds in the first quarter of 2001.

         (c) Maintenance & Repairs - The costs of routine maintenance and repairs are charged to expense as incurred. Major renovations and renewals, which benefit future periods or extend the life of the asset, were capitalized and amortized over their estimated useful lives. The Registrant adopted the expense as incurred method for costs related to engine overhauls. In conjunction with this change, $3.4 million of previously deferred costs, net of a tax benefit of $1.2 million, were charged to expense.

         (d) Interest During Construction - The Registrant reflects as an element of cost in all major construction projects the estimated cost of borrowed funds employed during the period of construction. Capitalized interest is amortized over the estimated useful life of the property or equipment.

         (e) The following is the property value of leased barges under capitalized leases. The decrease in leased barges and accumulated depreciation resulted from the netting of accumulated depreciation against gross property and equipment in conjunction with the acquisition.

                                                                                2000                 1999
                                                                                ----                 ----
                                                                                      (000 OMITTED)
                  Assets:
                      Leased barges                                           $  2,518             $ 55,203
                      Less:  Accumulated depreciation                             (310)             (50,465)
                                                                              --------             --------

                      TOTAL LEASED BARGES UNDER CAPITALIZED LEASES            $  2,208             $  4,738
                                                                              ========             ========

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)      COMMITMENTS & CONTINGENCIES

The Registrant and its subsidiaries currently lease certain facilities, vessels and equipment under long-term operating leases that expire on various dates through 2017. Rent expense under these operating leases amounted to approximately $1,246,000 for the period ended December 31, 2000, $6,110,000 for the period ended November 7, 2000, $3,504,000 in 1999 and $2,305,000 in 1998.
The minimum rental commitment for non-cancelable operating leases at December 31, 2000 is as follows:

                                                 MINIMUM
                      YEARS ENDING            ANNUAL RENTAL
                      ------------            -------------
                                              (000 OMITTED)
                         2001                    $ 8,212
                         2002                      7,970
                         2003                      6,747
                         2004                      6,435
                         2005                      6,272
                         2006 - 2017              56,028
                                                 -------
                         TOTAL                   $91,664
                                                 =======


The Registrant maintains employment agreements with ten employees. The merger between Eastern and KeySpan may trigger the change of control provisions under these agreements which, in the event of a termination, provide for one to three times salary and bonus as severance and, in certain circumstances, a tax gross-up and enhanced retirement benefits. The maximum contingent liability under these agreements is $3.2 million.

The Registrant is a defendant in certain legal actions. Although the ultimate outcome of these matters cannot be predicted with certainty, the Registrant believes that the resolution of these actions is not likely to have a material adverse effect on its consolidated financial statements.

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

The net cost for these plans and agreements charged to expense was as follows:

PENSIONS

                                                             NOVEMBER 8         JANUARY 1                   YEARS ENDED
                                                              THROUGH            THROUGH                    DECEMBER 31,
                                                            DECEMBER 31,        NOVEMBER 7,          ---------------------------
                                                               2000                2000               1999                1998
                                                               ----                ----               ----                ----
                                                                                        (000 OMITTED)
Service cost                                                  $ 270             $ 1,516             $ 1,802             $ 1,619
Interest cost on projected benefit obligation                   644               2,739               2,968               2,702
Expected return on plan assets                                 (835)             (4,096)             (4,495)             (4,095)
Amortization of prior service cost                               16                 192                 254                 105
Amortization of transitional asset                               --                 (52)                (73)                (71)
Recognized actuarial (gain) loss                                (80)               (222)               (382)                 13
                                                              -----             -------             -------             -------
     Total net pension cost of company
     administrated plans                                      $  15             $    77             $    74             $   273
Multi-employer union retirement and welfare plans                15                 292                 445                 475
                                                              -----             -------             -------             -------
       TOTAL NET PENSION COST                                 $  30             $   369             $   519             $   748
                                                              =====             =======             =======             =======

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)      RETIREE BENEFITS (CONTINUED)

HEALTH CARE

                                                           NOVEMBER 8        JANUARY 1                   YEARS ENDED
                                                            THROUGH           THROUGH                    DECEMBER 31,
                                                          DECEMBER 31,       NOVEMBER 7,          ---------------------------
                                                             2000               2000               1999                1998
                                                             ----               ----               ----                ----
                                                                                     (000 OMITTED)
Service cost                                               $ 21               $    93             $   116             $   118
Interest cost on accumulated benefit obligation             269                 1,075               1,293               1,104
Amortization of prior service costs                          --                  (136)               (163)               (163)
Recognized actuarial loss                                     1                   423                 612                 358
                                                           ----               -------             -------             -------
     NET PERIODIC POSTRETIREMENT BENEFIT COSTS             $291               $ 1,455             $ 1,858             $ 1,417
                                                           ====               =======             =======             =======


The following table sets forth the change in benefit obligation and plan assets, reconciliation of funded status and amounts recognized in other comprehensive income of Registrant-administered plans and amounts recorded in the Registrant's consolidated balance sheet as of December 31, 2000 and 1999, respectively, utilizing actuarial measurement dates as of October 1, 2000 and 1999:


                                                                   PENSIONS                               HEALTH CARE
                                                            2000              1999                  2000              1999
                                                            ----              ----                  ----              ----
                                                                 (000 OMITTED)                           (000 OMITTED)
Change in benefit obligation:
       Benefit obligation at beginning of year            $ 39,442          $ 36,659              $ 17,849          $ 18,466
              Service cost                                   1,571             1,550                   466               116
              Acquisition adjustment                         1,760                --                   113                --
              Interest cost                                  3,017             2,629                 1,344             1,293
              Plan amendments                                   --                68                    --                --
              Settlement loss                                   --                23                    --                --
              Benefits paid                                   (802)             (790)               (1,850)           (1,268)
              Settlement payments                               --              (303)                   --                --
              Actuarial (gain) loss                          6,800              (394)                3,169              (758)
                                                          --------          --------              --------          --------
       Benefit obligation at end of year                  $ 51,788          $ 39,442              $ 21,091          $ 17,849
                                                          ========          ========              ========          ========

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(7)      RETIREE BENEFITS (CONTINUED)

                                                                       PENSIONS                             HEALTH CARE
                                                                2000              1999                 2000              1999
                                                                ----              ----                 ----              ----
                                                                    (000 OMITTED)                           (000 OMITTED)
Change in plan assets:
       Fair value of plan assets at beginning of year         $ 58,734          $ 55,581             $     --          $     --
                   Actual return on plan assets                   (538)            4,243                   --                --
                   Employer contributions                           --                 3                1,850             1,268
                   Benefits paid                                  (802)             (790)              (1,850)           (1,268)
                   Settlement payments                              --              (303)                  --                --
                                                              --------          --------             --------          --------
       Fair value of plan assets at end of year               $ 57,394          $ 58,734             $     --          $     --
                                                              ========          ========             ========          ========
Reconciliation of funded status:
         Funded status                                        $  5,606          $ 19,292             $(21,091)         $(17,849)
         Employer contributions                                     --                --                   --               672
         Unrecognized actuarial (gain) loss                      4,967            (5,414)               1,999             8,926
         Unrecognized transition (asset)                            --               (11)                  --                --
         Unrecognized prior service cost                            --             1,599                   --            (1,045)
                                                              --------          --------             --------          --------
Net amount recognized at year-end                             $ 10,573          $ 15,466             $(19,092)         $ (9,296)
                                                              ========          ========             ========          ========

Amounts recognized in balance sheet:
       Prepaid benefit cost                                   $ 13,953          $ 16,783             $     --          $     --
       Accrued benefit liability                                (3,380)           (1,317)             (19,092)           (9,296)
                                                              --------          --------             --------          --------
       Net amount                                             $ 10,573          $ 15,466             $(19,092)         $ (9,296)
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

Following are the weighted-average assumptions used in developing the projected benefit obligation for 2000, 1999 and 1998:

                                       2000              1999             1998
                                       ----              ----             ----

Discount rate                          7.00%             7.50%            7.25%
Return on plan assets                  8.50%             8.50%            8.50%
Increase in future compensation        5.00%             4.50%            4.50%
Health care inflation trend            8.00%         8.00%-10.00%         8.00%

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(7)      RETIREE BENEFITS (CONTINUED)

The health care inflation trend for individuals is assumed to be 8% in 2001 and decrease gradually to 6% over 4 years, then 6% thereafter. A one-percentage-point increase (decrease) in the assumed health care cost trend rate for 2000 would have the following effects:

                                                      ONE-          ONE-
                                                   PERCENTAGE-   PERCENTAGE-
                                                      POINT         POINT
                                                    INCREASE      DECREASE
                                                    --------      --------
                                                        (000 OMITTED)

Total of service and interest cost components       $    13       $   (13)

Postretirement benefit obligation                   $ 1,060       $(1,010)



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

The carrying amounts and estimated fair values of the Registrant's financial instruments at December 31, 2000 and 1999 are as follows:

                                               2000                   1999
                                               ----                   ----
         Long-term debt:                              (000 OMITTED)
                     Carrying Amount         $142,799               $147,667

                     Fair Value              $143,819               $151,021

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(9)      UNAUDITED INTERIM FINANCIAL INFORMATION

The following table summarizes the Registrant's reported unaudited consolidated quarterly results of operations for the years ended December 31, 2000 and 1999.


                                       THREE MONTHS ENDED                OCTOBER 1      NOVEMBER 8
                             -------------------------------------        THROUGH         THROUGH
                             MAR. 31        JUNE 30       SEPT. 30       NOVEMBER 7     DECEMBER 31
                             -------        -------       --------       ----------     -----------

2000
----
Revenues                    $ 71,270       $ 70,406       $ 70,075       $ 23,698        $ 40,788

Operating earnings (loss)   $  3,075       $  4,190       $  4,508       $(15,162)       $ (1,549)

Net earnings (loss)         $ (1,819)      $  2,566       $  1,817       $ (7,350)       $ (1,944)




                                         THREE MONTHS ENDED
                         -------------------------------------------------
                         MAR. 31       JUNE 30       SEPT. 30      DEC. 31
                         -------       -------       --------      -------
1999
----
Revenues                 $61,326       $65,783       $69,690       $70,470

Operating earnings       $ 3,141       $ 5,736       $ 6,729       $ 5,508

Net earnings             $   278       $ 2,049       $ 4,222       $ 1,677



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


(10)     EXTRAORDINARY ITEM - COAL MINERS RETIREE HEALTH CARE (CONTINUED)

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

                                                                     SCHEDULE II


                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (000 OMITTED)


                                                                        ADDITIONS                DEDUCTIONS
                                                                --------------------------       ----------
                                                Balance         Charged           Charged         Payments/          Balance
                                               Beginning        Costs &           to Other         Reclass/           End of
                                                of Year         Expenses          Accounts          Other              Year
                                                -------         --------          --------          ------             ----
November 8, 2000 through December 31, 2000
------------------------------------------
Allowances and reserves deducted
  from assets-
    Allowance for doubtful accounts            $  1,469         $     --          $     --         $   (305)         $  1,164
                                               ========         ========          ========         ========          ========

Reserves included in liabilities -
    Reserve for environmental expenses              405               --                --               (3)              402
    Reserve for insurance claims                  9,720              210               125             (688)            9,367
    Reserve for post-retirement
        health care                              19,273              291                --             (472)           19,092
    Reserve for employee benefits                 4,946            3,237               463           (1,201)            7,445
    Reserve for separation payments*              4,700               --                --           (1,046)            3,654
                                               --------         --------          --------         --------          --------
        TOTAL OTHER RESERVES                   $ 39,044         $  3,738          $    588         $ (3,410)         $ 39,960
                                               ========         ========          ========         ========          ========


January 1, 2000 through November 7, 2000
----------------------------------------
Allowances and reserves deducted
  from assets-
    Allowance for doubtful accounts            $    469         $  1,000          $     --         $     --         $   1,469
                                               ========         ========          ========         ========          ========

Reserves included in liabilities -
    Reserve for environmental expenses              355               50                --               --               405
    Reserve for insurance claims                 10,326            3,535             1,920           (6,061)            9,720
    Reserve for postretirement
        health care                               9,296            1,455                --            8,522            19,273
    Reserve for employee benefits                 4,737            5,934             1,360           (7,085)            4,946
    Reserve for separation payments                  --            4,700                --               --             4,700
                                               --------         --------          --------         --------          --------
        TOTAL OTHER RESERVES                   $ 24,714         $ 15,674          $  3,280         $ (4,624)         $ 39,044
                                               ========         ========          ========         ========          ========

Year Ended December 31, 1999
----------------------------
Allowances and reserves deducted
  from assets-
    Allowance for doubtful accounts            $    669         $   (200)         $     --         $     --          $    469
                                               ========         ========          ========         ========          ========

Reserves included in liabilities -
    Reserve for environmental expenses              442              (80)               --               (7)              355
    Reserve for insurance claims                 10,739            4,571             3,168           (8,152)           10,326
    Reserve for postretirement
        health care                               9,058            1,858                --           (1,620)            9,296
    Reserve for employee benefits                 3,915            5,497             1,577           (6,252)            4,737
                                               --------         --------          --------         --------          --------
        TOTAL OTHER RESERVES                   $ 24,154         $ 11,846          $  4,745         $(16,031)         $ 24,714
                                               ========         ========          ========         ========          ========

Year Ended December 31, 1998
----------------------------
Allowances and reserves deducted
  from assets-
    Allowance for doubtful accounts            $    665         $     --          $     --         $      4          $    669
                                               ========         ========          ========         ========          ========

Reserves included in liabilities -
    Reserve for environmental expenses              757             (306)               --               (9)              442
    Reserve for insurance claims                 11,980            3,869             1,968           (7,078)           10,739
    Reserve for postretirement
        health care                               8,569            1,416                --             (927)            9,058
    Reserve for employee benefits                 4,483            4,715             1,546           (6,829)            3,915
    Reserve for coal miners retiree
        health care                               4,600           (4,350)               --             (250)               --
                                               --------         --------          --------         --------          --------
        TOTAL OTHER RESERVES                   $ 30,389         $  5,344          $  3,514         $(15,093)         $ 24,154
                                               ========         ========          ========         ========          ========

* Recorded in conjunction with acquisition accounting. (See Note 1)