Form 10-Q
period 2001-03-31
MIDLAND ENTERPRISES INC /DE/
filed 2001-05-14
CIK 66029

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  March 31, 2001
                   --------------

                                       or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from                        to
                               ----------------------    ---------------------


Commission File Number 2-39895
                       -------


                            MIDLAND ENTERPRISES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                            04-2284434
  -------------------------------                          -------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

   300 PIKE STREET, CINCINNATI, OHIO                              45202
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip code)

Registrant's telephone number, including area code           513-721-4000
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

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                             (000 OMITTED)
                                                        --------------------------
                                                        For the Three Months Ended
                                                        March 31,        March 31,
                                                          2001             2000
                                                        --------         --------
                                                                      (Predecessor)
Revenues                                                $ 67,586         $ 71,270
                                                        --------         --------

OPERATING COSTS AND EXPENSES:
      Operating expenses                                $ 51,179         $ 53,920
      Depreciation and amortization                        5,828            6,132
      Goodwill amortization                                  525               --
      Selling, general & administrative expenses           3,254            3,324
      Overhead allocation from Parent                        795              700
      Taxes, other than income                             3,802            4,119
                                                        --------         --------
                                                        $ 65,383         $ 68,195
                                                        --------         --------

OPERATING EARNINGS                                      $  2,203         $  3,075
                                                        --------         --------

OTHER INCOME (EXPENSE):
      Interest income from Parent                       $  1,202         $    925
      Interest income other                                  212                9
      Other, net                                             (88)             (52)
                                                        --------         --------
                                                        $  1,326         $    882
                                                        --------         --------

INTEREST EXPENSE:
      Long-term debt                                    $  2,990         $  3,110
      Other, including amortization of
           debt expense                                       74               65
                                                        --------         --------
                                                        $  3,064         $  3,175
                                                        --------         --------

Earnings before income taxes                            $    465         $    782

Provision for Income taxes                                   416              392
                                                        --------         --------

NET EARNINGS                                            $     49         $    390
                                                        ========         ========


                     The accompanying notes are an integral
                      part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                           (000 OMITTED)
                                             -------------------------------------------
                                              March 31,       Dec. 31,        March 31,
                                                2001            2000            2000
                                              ---------       --------        ---------
                                                                           (Predecessor)
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents            $ 20,039        $ 11,178        $     86
         Receivables -
                 Trade, net                     15,871          13,445          19,537
                 Parent                         73,007          73,016          72,373
                 Other                             999           1,446           1,581
         Materials, supplies & fuel              8,524           8,945           9,224
         Prepaid expenses                        1,021           1,824           1,914
                                              --------        --------        --------

TOTAL CURRENT ASSETS                          $119,461        $109,854        $104,715
                                              --------        --------        --------


PROPERTY AND EQUIPMENT, AT COST               $337,882        $332,202        $679,807
         Less-accumulated depreciation           9,721           3,880         363,121
                                              --------        --------        --------

NET PROPERTY AND EQUIPMENT                    $328,161        $328,322        $316,686
                                              --------        --------        --------


OTHER ASSETS:
         Deferred pension charges             $ 13,871        $ 13,871        $ 16,698
         Goodwill, net (2)                      60,956          59,651              --
         Other                                   1,406           8,337           5,534
                                              --------        --------        --------

TOTAL OTHER ASSETS                            $ 76,233        $ 81,859        $ 22,232
                                              --------        --------        --------


TOTAL ASSETS                                  $523,855        $520,035        $443,633
                                              ========        ========        ========



                     The accompanying notes are an integral
                      part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                    (000 OMITTED)
                                                    ---------------------------------------------
                                                    March 31,          Dec. 31,         March 31,
                                                      2001              2000              2000
                                                    ---------         ---------         ---------
                                                                                      (Predecessor)
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
         Current portion of long - term debt        $   3,687         $   3,980         $   4,974
         Accounts payable trade                        12,999            11,161            12,390
         Reserve for insurance claims                   9,756             9,367            10,371
         Interest payable                               5,643             2,974             5,795
         Taxes payable                                  4,682             4,038             3,899
         Accrued expenses                               4,325             4,280             3,732
         Reserve for separation payments (3)              548             3,654                --
         Other current liabilities                     16,744            14,624             7,464
                                                    ---------         ---------         ---------

TOTAL CURRENT LIABILITIES                           $  58,384         $  54,078         $  48,625
                                                    ---------         ---------         ---------

LONG-TERM DEBT                                      $ 138,136         $ 138,819         $ 141,447
                                                    ---------         ---------         ---------

RESERVES AND DEFERRED CREDITS:
         Deferred income taxes                      $  77,176         $  77,141         $  71,303
         Unamortized investment tax credits             1,441             1,486             1,690
         Post-retirement health care                   19,105            19,092             9,370
         Other reserves                                 5,523             5,378             3,042
                                                    ---------         ---------         ---------

TOTAL RESERVES AND DEFERRED CREDITS                 $ 103,245         $ 103,097         $  85,405
                                                    ---------         ---------         ---------

STOCKHOLDER'S EQUITY:
         Common stock, $100 par value -
            Authorized shares - 1,000
            Issued shares - 15 1/2                  $       1         $       1         $       1
         Capital in excess of par value               225,984           225,984            52,519
         Retained (deficit) earnings                   (1,895)           (1,944)          115,636
                                                    ---------         ---------         ---------

TOTAL STOCKHOLDER'S EQUITY                          $ 224,090         $ 224,041         $ 168,156
                                                    ---------         ---------         ---------


TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $ 523,855         $ 520,035         $ 443,633
                                                    =========         =========         =========



                     The accompanying notes are an integral
                      part of these financial statements.

                   MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            (000 OMITTED)
                                                                      --------------------------
                                                                      FOR THE THREE MONTHS ENDED
                                                                      MARCH 31,        MARCH 31,
                                                                        2001             2000
                                                                      --------         --------
                                                                                     (Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                    $     49         $    390
      Adjustments to reconcile net earnings to
           net cash provided by operating activities:
           Amortization of goodwill                                        525               --
           Depreciation and amortization                                 5,828            6,132
           Deferred and current income taxes                                 3              360
           Net loss (gain) on sale of assets                                 7             (123)
           Other changes in assets and liabilities:
                Trade receivables                                       (2,715)          (1,015)
                Materials, supplies & fuel                                 421              701
                Accounts payable                                         1,838           (2,201)
                Accrued expenses and other current liabilities           2,763            2,489
                Other                                                      790              355
                                                                      --------         --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             $  9,509         $  7,088
                                                                      --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                            $   (399)        $   (502)
      Decrease (increase) in Parent receivable                               9           (6,215)
      Proceeds from asset dispositions                                     717            1,167
                                                                      --------         --------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                      $    327         $ (5,550)
                                                                      --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of long-term debt                                     $   (976)        $ (1,246)
      Cash dividends paid to Parent                                         --             (292)
                                                                      --------         --------

NET CASH USED BY FINANCING ACTIVITIES                                 $   (976)        $ (1,538)
                                                                      --------         --------

Net increase in cash and cash equivalents                             $  8,860         $     --
Cash and cash equivalents at beginning of period                        11,179               86
                                                                      --------         --------

Cash and cash equivalents at end of period                            $ 20,039         $     86
                                                                      ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest, net of amounts capitalized                            $    191         $    308
      Income taxes                                                    $    413         $     42



                     The accompanying notes are an integral
                      part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001


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

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein when read with the annual report for 2000 filed on Form 10-K are adequate to make the information presented not misleading.


   (2)  GOODWILL

   In addition to the $60.0 million that was recorded on November 8, 2000 as a result of the acquisition of the Registrant's Parent by KeySpan Corporation (KeySpan), during the quarter ended March 31, 2001, the Registrant recorded additional goodwill of $1.8 million for certain fair value adjustments. Goodwill is being amortized over 30 years using the straight-line method.

   The Financial Accounting Standards Board ("FASB") recently issued a revision to its Exposure Draft ("ED") on "Business Combinations and Intangible Assets". In the ED, the FASB concluded that the amortization of goodwill would no longer be required. Instead, companies will need to perform impairment tests on the recorded amount and determine whether an impairment charge is necessary. The FASB is expected to conclude its deliberations on the matter in 2001, and depending on the timing of the final statement, the change may have a favorable impact on expected earnings in 2001. Goodwill amortization for 2001 is estimated to be approximately $2 million. Such a change will not affect cash flow.


   (3)  RESERVE FOR SEPARATION PAYMENTS

   The Registrant recorded a $4.7 million liability for separation payments in the fourth quarter of 2000 in conjunction with the acquisition by KeySpan. During the first quarter of 2001, payments were made in the amount of $3.1 million. Including payments made in the fourth quarter of 2000, the remaining liability at March 31, 2001 is $.5 million.

         2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
---------------------

First quarter revenues declined 5% from the same period in 2000, primarily reflecting the absence of the Registrant's Red Circle operations, segments of which were sold in the second and fourth quarters of last year. Tonnage transported also declined due to the absence of the Red Circle business as well as softness in the steel sector. Compared to last year, rates were generally higher primarily due to fuel adjustment mechanisms contained in multi-year and annual barge transportation contracts that escalated freight rates in the quarter, as fuel prices rose 16% as compared to the first quarter of 2000. Market rates for spot business also improved slightly over the same period last year, and as a result, overall rates per ton mile increased 12% over the first quarter of 2000.

First quarter tonnage transported decreased 6% from 2000 while related ton-miles declined 16% reflecting a shorter average length of haul in addition to the lower volume. Coal tonnage increased 1%, accounting for 71% of tonnage shipped, as stronger demand from utilities offset reduced shipments for industrial customers, specifically steel producers. Utility customers increased shipments in order to rebuild stockpiles that had been depleted as a result of a shortage of coal that was experienced in the fourth quarter of 2000, due to problems experienced with coal suppliers. Demand for metallurgical coal by steel producers declined as markets for steel products weakened and production was scaled back. Coal ton-miles decreased 4% however, reflecting a shorter average length of haul as coal buyers sought to purchase supply from alternative sources that resulted in a change in shipment patterns. Non-coal tonnage decreased 21% due in large part to the absence of movements of phosphate rock by Red Circle, as well as a significant decrease in demand for steel-related raw materials.

While operating conditions in the quarter were generally good, there were periods of icing and high water that resulted in draft restrictions and reduced tow sizes, and heavy fog that caused transit delays. Operating costs decreased 5% due to the absence of the Red Circle operations offset mostly by higher fuel costs. As mentioned previously, while much of the higher fuel costs were recovered through contractual fuel escalation mechanisms, the Registrant's subsidiaries were still adversely impacted by the higher costs. As a result of these factors, and the amortization of goodwill, operating earnings were .9 million below the same period in 2000.

Earnings before income taxes decreased $.3 million from the same period last year, with lower operating earnings offset somewhat by higher interest income. Net earnings also declined $.3 million as compared to the first quarter of 2000.

KeySpan Corporation (KeySpan) acquired the Registrant's Parent, Eastern Enterprises (Eastern), on November 8, 2000. Pursuant to an order of the SEC issued under PUHCA by which the SEC approved the acquisition of Eastern, KeySpan is required to divest its interest in the Registrant by November 8, 2003, because Registrant's operations have been deemed not functionally related to KeySpan's core utility operations.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures of $.4 million and debt payments of $1.0 million were funded from cash provided by operating activities. Capital expenditures for 2001 are estimated at $9 million, the majority of which includes major improvements to towboats and shoreside facilities as well as the purchase of new equipment. These purchases will be funded with cash provided from operating activities. The Registrant received 27 barges in the first quarter from the like-kind exchange agreement on the Red Circle ocean units that were sold in October 2000. In addition, the Registrant has contracted for delivery of 50 new hopper barges in the third and fourth quarters of 2001. These barges will be operated under long-term operating leases.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Reports on Form 8-K

         There were no reports on Form 8-K filed in the first quarter of 2001.

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



                                        MIDLAND ENTERPRISES INC.


                                        BY: /s/ C. LUDWIG
                                           -----------------------------
                                            C.  LUDWIG
                                            CONTROLLER
                                            PRINCIPAL ACCOUNTING OFFICER





   DATE:  MAY 14, 2001