Form 10-Q
period 2001-06-30
MIDLAND ENTERPRISES INC /DE/
filed 2001-08-13
CIK 66029

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  June 30, 2001
                   -------------
                 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________


Commission File Number 2-39895
                       -------


                            MIDLAND ENTERPRISES INC.
     ----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


DELAWARE                                                             04-2284434
--------------------------------------------------------------------------------
 (State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

300 PIKE STREET, CINCINNATI, OHIO                                         45202
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip code)

Registrant's telephone number, including area code        513-721-4000
                                                    ----------------------------


_______________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                      Yes  X       No
                                         ------       --------


The number of shares of common stock of Midland Enterprises Inc. outstanding as of the date of this report was 15 1/2, all held by Eastern Enterprises.

Registrant meets the conditions set forth in general instructions H(1) (a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                       (000 OMITTED)
                                                -----------------------------------------------------------
                                                For the Three Months Ended        For the Six Months Ended
                                                --------------------------        ------------------------
                                                 June 30,        June 30,         June 30,         June 30,
                                                  2001             2000             2001             2000
                                                --------         --------        ---------         --------
                                                              (Predecessor)                     (Predecessor)

Revenues                                        $ 67,778         $ 70,406        $ 135,364         $141,676
                                                --------         --------        ---------         --------

OPERATING COSTS AND EXPENSES:
       Operating expenses                       $ 46,645         $ 52,261        $  97,824         $106,181
       Depreciation and amortization               5,700            6,081           11,528           12,213
       Goodwill amortization                         516               --            1,041               --
       Selling, general & administrative           3,020            3,341            6,274            6,665
       Overhead allocation from Parent               796              700            1,591            1,400
       Taxes, other than income                    3,782            3,833            7,584            7,952
                                                --------         --------        ---------         --------
                                                $ 60,459         $ 66,216        $ 125,842         $134,411
                                                --------         --------        ---------         --------

OPERATING EARNINGS                              $  7,319         $  4,190        $   9,522         $  7,265
                                                --------         --------        ---------         --------

OTHER INCOME (EXPENSE):
       Interest income from Parent              $  1,065         $  1,102        $   2,267         $  2,027
       Interest income other                         231               10              443               19
       Gain on sale of assets
           and other, net                            (27)           2,020             (115)           1,968
                                                --------         --------        ---------         --------
                                                $  1,269         $  3,132        $   2,595         $  4,014
                                                --------         --------        ---------         --------
INTEREST EXPENSE:
       Long-term debt                           $  2,982         $  3,103        $   5,972         $  6,213
       Other, including amortization
            of debt expense                           73               68              148              133
                                                --------         --------        ---------         --------
                                                $  3,055         $  3,171        $   6,120         $  6,346
                                                --------         --------        ---------         --------

EARNINGS BEFORE INCOME TAXES                    $  5,533         $  4,151        $   5,997         $  4,933

PROVISION FOR INCOME TAXES                         2,141            1,585            2,557            1,977
                                                --------         --------        ---------         --------

NET EARNINGS                                    $  3,392         $  2,566        $   3,440         $  2,956
                                                ========         ========        =========         ========



                     The accompanying notes are an integral
                      part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                               (000 OMITTED)
                                                -----------------------------------------------
                                                June 30,          Dec. 31,           June 30,
                                                  2001              2000              2000
                                                --------          --------          ---------
                                                                                  (Predecessor)
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents              $ 20,841          $ 11,178          $     86
         Receivables
                 Trade, net                       15,093            13,445            18,033
                 Parent                           75,407            73,016            72,340
                 Other                               227             1,446             1,565
         Materials, supplies & fuel                8,364             8,945             8,885
         Prepaid expenses                          3,491             1,824             3,683
                                                --------          --------          --------

TOTAL CURRENT ASSETS                            $123,423          $109,854          $104,592
                                                --------          --------          --------


PROPERTY AND EQUIPMENT, AT COST                 $339,639          $332,202          $672,891
         Less-accumulated depreciation            15,457             3,880           359,747
                                                --------          --------          --------

NET PROPERTY AND EQUIPMENT                      $324,182          $328,322          $313,144
                                                --------          --------          --------


OTHER ASSETS:
         Deferred pension charges               $ 13,871          $ 13,871          $ 16,699
         Goodwill, net (note 2)                   60,441            59,651                --
         Other                                     1,454             8,337             5,121
                                                --------          --------          --------

TOTAL OTHER ASSETS                              $ 75,766          $ 81,859          $ 21,820
                                                --------          --------          --------


TOTAL ASSETS                                    $523,371          $520,035          $439,556
                                                ========          ========          ========



                     The accompanying notes are an integral
                      part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                              (000 OMITTED)
                                                              ----------------------------------------------
                                                               June 30,          Dec. 31,           June 30,
                                                                2001              2000                2000
                                                              --------          ---------           --------
                                                                                                  (Predecessor)
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
            Current portion of long - term debt               $  5,359          $   3,980           $  5,101
            Accounts payable trade                              10,521             11,161              9,893
            Reserve for insurance claims                         9,406              9,367              9,340
            Interest payable                                     2,907              2,974              3,046
            Taxes payable                                        5,056              4,038              3,767
            Accrued expenses                                     7,333              4,280              3,827
            Reserve for separation payments (note 3)               228              3,654                 --
            Other current liabilities                           16,218             14,624              8,074
                                                              --------          ---------           --------

TOTAL CURRENT LIABILITIES                                     $ 57,028          $  54,078           $ 43,048
                                                              --------          ---------           --------

LONG-TERM DEBT                                                $135,271          $ 138,819           $140,195
                                                              --------          ---------           --------

RESERVES AND DEFERRED CREDITS:
            Deferred income taxes                             $ 77,343          $  77,141           $ 72,911
            Unamortized investment tax credits                   1,400              1,486              1,615
            Post-retirement health care                         19,305             19,092              9,818
            Other reserves                                       5,543              5,378              3,172
                                                              --------          ---------           --------

TOTAL RESERVES AND DEFERRED CREDITS                           $103,591          $ 103,097           $ 87,516
                                                              --------          ---------           --------

STOCKHOLDER'S EQUITY:
            Common stock, $100 par value -
               Authorized shares - 1,000
               Issued shares  - 15 1/2                        $      1          $       1           $      1
            Capital in excess of par value                     225,984            225,984             52,519
            Retained earnings                                    1,496             (1,944)           116,277
                                                              --------          ---------           --------

TOTAL STOCKHOLDER'S EQUITY                                    $227,481          $ 224,041           $168,797
                                                              --------          ---------           --------


TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                    $523,371          $ 520,035           $439,556
                                                              ========          =========           ========


                     The accompanying notes are an integral
                      part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                (000 OMITTED)
                                                                         ---------------------------
                                                                          FOR THE SIX MONTHS ENDED
                                                                          JUNE 30,          JUNE 30,
                                                                           2001               2000
                                                                         ---------------------------
                                                                                         (Predecessor)
Cash flows from operating activities:
       Net earnings                                                      $  3,440           $  2,956
       Adjustments to reconcile net earnings to
            net cash provided by operating activities:
            Amortization of goodwill                                        1,041                 --
            Depreciation and amortization                                  11,528             12,213
            Deferred and current income taxes                                  41              1,671
            Net gain on sale of assets                                        (51)            (1,829)
            Other changes in assets and liabilities:
                 Trade receivables                                         (1,941)               498
                 Materials, supplies & fuel                                   581              1,040
                 Accounts payable                                            (640)            (4,702)
                 Accrued expenses and other current liabilities             2,344               (419)
                 Other                                                       (884)              (580)
                                                                         --------           --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                $ 15,459           $ 10,848
                                                                         --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                              $ (2,073)          $ (1,820)
       Increase in Parent receivable                                       (2,391)            (6,182)
       Proceeds from asset dispositions                                       837              1,742
                                                                         --------           --------

NET CASH USED BY INVESTING ACTIVITIES                                    $ (3,627)          $ (6,260)
                                                                         --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of long-term debt                                       $ (2,169)          $ (2,371)
       Cash dividends paid to Parent                                           --             (2,217)
                                                                         --------           --------

NET CASH USED BY FINANCING ACTIVITIES                                    $ (2,169)          $ (4,588)
                                                                         --------           --------

Net increase in cash and cash equivalents                                $  9,663           $     --

Cash and cash equivalents at beginning of period                           11,178                 86
                                                                         --------           --------

Cash and cash equivalents at end of period                               $ 20,841           $     86
                                                                         ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
       Interest, net of amounts capitalized                              $  5,770           $  6,034
       Income taxes                                                      $  2,526           $    295



                     The accompanying notes are an integral
                      part of these financial statements.

                    MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001


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


(2) RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". The key concepts from the two interrelated Statements include mandatory use of the purchase method in accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve the amount of goodwill to be used in determining the gain or loss on the disposal of assets, and a requirement to test goodwill for impairment at least annually under the revised framework.

The Business Combination Statement is generally effective for combinations that are initiated after June 30, 2001. The Statement on Goodwill and Other Intangible Assets is effective for fiscal years beginning after December 15, 2001, however, for business combinations consummated after June 30, 2001, the requirements to discontinue goodwill amortization are effective upon issuance of the Statements. The first part of the annual impairment test is to be performed within six months of adopting the Statement on Goodwill and Other Intangible Assets.

We are evaluating the impact that these Statements will have on our operations. Further, we are currently amortizing approximately $2.1 million of goodwill on an annual basis. As noted, effective January 1, 2002, goodwill will no longer be subject to amortization, but instead will be tested for impairment.

In July of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Standard is effective for fiscal years beginning after June 15, 2001, with earlier application encouraged. We are currently evaluating the impact, if any, that the Statement may have on our results of operations and financial condition.


(3) RESERVE FOR SEPARATION PAYMENTS

The Registrant recorded a $4.7 million liability for separation payments in the fourth quarter of 2000 in conjunction with the acquisition by KeySpan. During the first six months of 2001, payments were made in the amount of $3.4 million. Including payments made in the fourth quarter of 2000, the remaining liability at June 30, 2001 is $.2 million.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

Revenues for the second quarter and year to date periods as compared to 2000 declined 4% and 5%, respectively, primarily as a result of the absence of the Registrant's Red Circle operations. Segments of the operation were sold in the second and fourth quarters of last year. Tonnage transported during both periods also declined due to the sale of Red Circle operations, in addition to a continued decline in shipments for the steel sector. Barge transportation rates were generally higher compared to last year due to fuel adjustment mechanisms contained in multi-year and annual contracts, as fuel prices rose 6% for the second quarter, and 11% year to date as compared to 2000.

Tonnage transported declined 3% for the second quarter, and 5% for the year to date period, as compared to 2000. Related ton miles declined 8% and 12% from the same periods in 2000, reflecting a shorter average length of haul combined with the lower volume. Coal tonnage decreased 2% for the second quarter, offsetting the increase experienced in the first quarter as utility customers were again faced with shortages of coal due to a variety of problems experienced with coal suppliers. Demand for metallurgical coal by steel producers was flat with the second quarter of 2000, but declined 2% year to date reflecting weak markets for steel products experienced during the first quarter when production was scaled back. Coal ton miles declined 11% for the second quarter and 8% for the year to date period, reflecting a shorter average length of haul as coal buyers sought to purchase supply from alternative sources that resulted in a change in shipment patterns. Non-coal tonnage decreased 7% and 14% as compared to the second quarter and first six months in 2000, respectively, due in large part to the absence of movements of phosphate rock by Red Circle, as well as a continued decline in demand for steel-related raw materials.

Vessel productivity and operating costs in the first quarter were negatively impacted by periods of icing and high water on northern rivers that reduced vessel drafts and tow sizes. During the second quarter, the Registrant's main operating areas experienced generally good operating conditions, although the Mississippi River north of Cairo, Illinois, was closed due to flooding for nearly six weeks. Nevertheless, second quarter and year-to-date operating expenses were 11% and 8% below previous year levels as a result of the improved operating conditions, reduced activity levels, the absence of the Red Circle operations and improved vessel productivity. Reductions in labor costs, maintenance, port, cargo handling, and administrative expenses contributed to the savings. The aforementioned higher fuel costs were partially offsetting. As a result of these factors, and including the amortization of goodwill in 2001, operating earnings for the second quarter were $3.1 million above the same period in 2000 and $2.3 million above 2000 through the first six months.

Earnings before income taxes increased $1.4 million and $1.1 million for the second quarter and year to date, respectively as compared to last year. During the second quarter of 2000, the Registrant recorded a $1.8 million gain on the sale of an ocean barge associated with the Red Circle operations. Net earnings improved $.8 million for the second quarter, and $.5 million year to date as compared to the prior year.

OTHER

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


LIQUIDITY AND CAPITAL RESOURCES

For the first six months, capital expenditures of $2.1 million and debt payments of $2.2 million were funded from cash provided by operating activities. Capital expenditures for 2001 are estimated at $9 million, the majority of which includes major improvements to towboats and shore side facilities as well as the purchase of new equipment. These purchases will be funded with cash provided from operating activities. The Registrant received 27 barges in the first quarter from the like-kind exchange agreement on the Red Circle ocean units that were sold in October 2000. In addition, the Registrant has contracted for delivery of 50 new hopper barges in the third and fourth quarters of 2001. These barges will be operated under long-term operating leases.

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

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Reports on Form 8-K

         There were no reports on Form 8-K filed in the second quarter of 2001.

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



                                             MIDLAND ENTERPRISES INC.


                                             BY: /s/ C. LUDWIG
                                                 ----------------------------
                                                 C. LUDWIG
                                                 CONTROLLER
                                                 PRINCIPAL ACCOUNTING OFFICER





DATE: AUGUST 13, 2001