Form 10-Q
period 2001-09-30
MIDLAND ENTERPRISES INC /DE/
filed 2001-11-13
CIK 66029

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2001

or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission File Number 2-39895

MIDLAND ENTERPRISES INC.

(Exact name of registrant as specified in its charter)

DELAWARE		04-2284434

(State or other jurisdiction of incorporation or organization)		( I.R.S. Employer Identification No.)

300 PIKE STREET, CINCINNATI, OHIO		45202

(Address of principal executive offices)		(Zip code)

Registrant’s telephone number, including area code 513-721-4000

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

Midland Enterprises Inc. and Subsidiaries

Consolidated Statements of Earnings

	(000 Omitted)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2001	2000	2001	2000

		(Predecessor)		(Predecessor)
Revenues	$ 67,341	$ 70,075	$ 202,705	$ 211,751

Operating costs and expenses:
Operating expenses	$ 48,432	$ 51,779	$ 146,256	$ 157,960
Depreciation and amortization	5,555	6,035	17,083	18,248
Goodwill amortization	515	-	1,556	-
Selling, general & administrative	3,253	3,386	9,527	10,051
Overhead allocation from Parent	795	700	2,386	2,100
Taxes, other than income	3,645	3,667	11,229	11,619

	$ 62,195	$ 65,567	$ 188,037	$ 199,978

Operating earnings	$ 5,146	$ 4,508	$ 14,668	$ 11,773

Other income (expense):
Interest income from Parent	$ 1,089	$ 1,260	$ 3,356	$ 3,287
Interest income other	239	498	682	517
Gain on sale of assets
and other, net	(18)	54	(133)	2,022

	$ 1,310	$ 1,812	$ 3,905	$ 5,826

Interest expense:
Long-term debt	$ 2,985	$ 3,049	$ 8,957	$ 9,262
Other, including amortization
of debt expense	78	72	226	205

	$ 3,063	$ 3,121	$ 9,183	$ 9,467

Earnings before income taxes	$ 3,393	$ 3,199	$ 9,390	$ 8,132

Provision for income taxes	1,425	1,382	3,982	3,359

Net earnings	$ 1,968	$ 1,817	$ 5,408	$ 4,773

The accompany notes are an integral
part of these financial statements.

Midland Enterprises Inc. and Subsidiaries

Consolidated Balance Sheets

	(000 Omitted)

	Sept. 30,	Dec. 31,	Sept. 30,
	2001	2000	2000

			(Predecessor)
Assets

Current assets:
Cash and cash equivalents	$ 30,084	$ 11,178	$ 86
Receivables -
Trade, net	15,306	13,445	18,488
Parent	76,496	73,016	84,599
Other	1,010	1,446	403
Materials, supplies & fuel	8,026	8,945	9,085
Prepaid expenses	3,546	1,824	3,433

Total current assets	$ 134,468	$ 109,854	$ 116,094

Property and equipment, at cost	$ 339,962	$ 332,202	$ 666,016
Less-accumulated depreciation	20,728	3,880	357,421

Net property and equipment	$ 319,234	$ 328,322	$ 308,595

Other assets:
Deferred pension charges	$ 13,222	$ 13,871	$ 16,699
Goodwill, net (note 2)	59,926	59,651	-
Other	1,398	8,337	5,165

Total other assets	$ 74,546	$ 81,859	$ 21,864

Total assets	$ 528,248	$ 520,035	$ 446,553

The accompanying notes are an integral
part of these financial statements.

Midland Enterprises Inc. and Subsidiaries

Consolidated Balance Sheets

	(000 Omitted)

	Sept. 30,	Dec. 31,	Sept. 30,
	2001	2000	2000

			(Predecessor)
Liabilities and Stockholder’s Equity

Current liabilities:
Current portion of long-term debt	$ 5,439	$ 3,980	$ 4,500
Accounts payable trade	10,458	11,161	11,538
Reserve for insurance claims	8,797	9,367	10,082
Interest payable	5,569	2,974	5,719
Taxes payable	5,231	4,038	5,160
Accrued expenses	9,181	4,280	4,196
Reserve for separation payments (note 3)	192	3,654	-
Other current liabilities	15,810	14,624	7,691

Total current liabilities	$ 60,677	$ 54,078	$ 48,886

Long-term debt	$ 134,552	$ 138,819	$ 139,546

Reserves and deferred credits:
Deferred income taxes	$ 77,399	$ 77,141	$ 74,785
Unamortized investment tax credits	1,365	1,486	1,540
Post-retirement health care	19,185	19,092	9,311
Other reserves	5,620	5,378	3,233

Total reserves and deferred credits	$ 103,569	$ 103,097	$ 88,869

Stockholder’s equity:
Common stock, $100 par value -
Authorized shares - 1,000
Issued shares - 15 1/2	$ 1	$ 1	$ 1
Capital in excess of par value	225,984	225,984	52,519
Retained earnings	3,465	(1,944)	116,732

Total stockholder’s equity	$ 229,450	$ 224,041	$ 169,252

Total liabilities and stockholder’s equity	$ 528,248	$ 520,035	$ 446,553

The accompanying notes are an integral
part of these financial statements.

Midland Enterprises Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	(000 Omitted)

	For the Nine Months Ended
	Sept. 30,	Sept. 30,
	2001	2000

		(Predecessor)
Cash flows from operating activities:
Net earnings	$ 5,408	$ 4,773
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Amortization of goodwill	1,556	-
Depreciation and amortization	17,083	18,248
Deferred and current income taxes	106	4,786
Net gain on sale of assets	169	(1,748)
Other changes in assets and liabilities:
Trade receivables	(2,154)	515
Materials, supplies & fuel	919	840
Accounts payable	(703)	(3,057)
Accrued expenses and other current liabilities	5,968	3,133
Other	(1,690)	(282)

Net cash provided by operating activities	$ 26,662	$ 27,208

Cash flows from investing activities:
Capital expenditures	$ (2,957)	$ (3,403)
Increase in Parent receivable	(3,480)	(18,441)
Proceeds from asset dispositions	1,489	1,837

Net cash used by investing activities	$ (4,948)	$ (20,007)

Cash flows from financing activities:
Repayment of long-term debt	$ (2,808)	$ (3,621)
Cash dividends paid to Parent	-	(3,580)

Net cash used by financing activities	$ (2,808)	$ (7,201)

Net increase in cash and cash equivalents	$ 18,906	$ -

Cash and cash equivalents at beginning of period	11,178	86

Cash and cash equivalents at end of period	$ 30,084	$ 86

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$ 5,910	$ 6,285
Income taxes	$ 3,938	$ 777

The accompanying notes are an integral
part of these financial statements.

MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
Notes to Financial Statements
September 30, 2001

(1) ACCOUNTING POLICIES

It is Midland Enterprises Inc.’s (the Registrant’s) opinion that the financial information contained in this report reflects all adjustments necessary to present a fair statement of the results for the periods reported, but such results are not necessarily indicative of results to be expected for the year, due to the somewhat seasonal nature of the Registrant’s operations. All such adjustments are of a normal, recurring nature.

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

(2) RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. The key concepts from the two interrelated Statements include mandatory use of the purchase method in accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing goodwill impairment at a “reporting unit” level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve the amount of goodwill to be used in determining the gain or loss on the disposal of assets, and a requirement to test goodwill for impairment at least annually under the revised framework.

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

In July of 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The Standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Standard is effective for fiscal years beginning after June 15, 2001, with earlier application encouraged. We are currently evaluating the impact, if any, that the Statement may have on our results of operations and financial condition.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” is effective January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business.” SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. We are currently evaluating the impact, if any, that the Statement may have on our results of operations and financial condition.

(3) RESERVE FOR SEPARATION PAYMENTS

The Registrant recorded a $4.7 million liability for separation payments in the fourth quarter of 2000 in conjunction with the acquisition by KeySpan. During the first nine months of 2001, payments were made in the amount of $3.4 million. Including payments made in the fourth quarter of 2000, the remaining liability at September 30, 2001 is $.2 million.

2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations:

Third quarter and year-to-date revenues declined 4% as compared to the same periods in 2000, a result of reduced shipments of both coal and non-coal tonnage, as well as the absence of the Registrant’s Red Circle operations, segments of which were sold in the second and fourth quarters of last year. In general compared to last year, barge transportation rates were higher due to fuel adjustment mechanisms contained in multi-year and annual contracts, as fuel prices averaged 4% higher than last year through the first nine months.

Tonnage transported declined 2% for the third quarter, and 4% year to date, as compared to 2000. Related ton miles declined 2% and 9% from the same periods in 2000, reflecting reduced shipments of tonnages with longer average hauls. Coal tonnage decreased 1% for the third quarter on reduced shipments for industrial customers. Demand for metallurgical coal by steel producers decreased 8% in comparison to the third quarter of 2000, and declined 4% year to date reflecting weak steel markets. Coal ton miles declined 8% for the third quarter and year to date, reflecting lower spot tonnage and a shorter average length of haul. Several key customers altered coal sourcing due to availability and quality issues that required a change in shipment pattern thereby reducing trip length and revenues. Non-coal tonnage decreased 2% and 10% for the third quarter and year to date as compared to 2000, as a result of the absence of the Red Circle operations in 2001, combined with continued weak demand for grain exports and steel related raw materials.

Operating conditions in the first quarter were hampered by periods of icing and high water, while the second quarter experienced flooding on the Mississippi river north of Cairo, Illinois, which temporarily closed the river for six weeks. Third quarter operating conditions were good with the exception of seasonal tropical storms affecting the gulf coast, which periodically hampered production. Despite these issues, third quarter and year-to-date operating expenses were down 6% and 7% from the prior year as a result of the reduced activity levels and the absence of the Red Circle operations. Lower labor costs, maintenance, port, towing, and administrative expenses contributed to the reduction. The cost of fuel in the third quarter declined 8% as compared to 2000; however, it remained 4% higher for the year to date period. As a result of these factors, and including the amortization of goodwill in 2001, operating earnings for the third quarter were $.6 million above the same period in 2000, and $2.9 million higher than the first nine months of 2000.

Earnings before income taxes increased $.2 million and $1.3 million for the third quarter and year to date, respectively as compared to last year. During the second quarter of 2000, the Registrant recorded a $1.8 million gain on the sale of an ocean barge associated with the Red Circle operations. Net earnings improved $.2 million for the third quarter, and $.6 million year to date as compared to the prior year.

Other

KeySpan Corporation (KeySpan) acquired the Registrant’s Parent, Eastern Enterprises (Eastern), on November 8, 2000. Pursuant to an order of the SEC issued under PUHCA by which the SEC approved the acquisition of Eastern, KeySpan is required to divest its interest in the Registrant by November 8, 2003, because Registrant’s operations have been deemed not functionally related to KeySpan’s core utility operations.

Liquidity and Capital Resources

Capital expenditures year to date of $3.0 million and debt payments of $2.8 million were funded from cash provided by operating activities. Capital expenditures for 2001 are estimated at $6 million, the majority of which includes major improvements to towboats and shore side facilities as well as the purchase of new equipment. These purchases will be funded with cash provided from operating activities. The Registrant received 27 barges in the first quarter from the like-kind exchange agreement on the Red Circle ocean units that were sold in October 2000. In addition, the Registrant has contracted for delivery of 50 new hopper barges in the third and fourth quarters of 2001, of which 45 were received in the third quarter. These barges will be operated under long-term operating leases.

Forward-Looking Information

This report and other Registrant reports and statements issued or made from time to time contain certain “forward-looking statements” concerning projected future financial performance or concerning expected plans or future operations. The Registrant cautions that actual results and developments may differ materially from such projections or expectations.

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

PART II.   OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Reports on Form 8-K

There were no reports on Form 8-K filed in the third quarter of 2001.

SIGNATURE

It is Midland’s opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to present a fair statement of results for the periods reported; but such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of Midland’s operations. All accounting policies have been applied in a manner consistent with prior periods. Such financial information is subject to year-end adjustments and annual audit by independent public accountants.

Pursuant to the requirements of the Securities Exchange Act of 1934, Midland has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDLAND ENTERPRISES INC.

BY:	/s/ C. Ludwig
C. Ludwig
Controller
Principal Accounting Officer

Date: November 13, 2001