Form 10-K405
period 2001-12-31
MIDLAND ENTERPRISES INC /DE/
filed 2002-03-27
CIK 66029

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from to

Commission file number 2-39895

Midland Enterprises Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-2284434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Pike Street; Cincinnati, Ohio	45202
(address of principal executive offices)	(zip code)

513-721-4000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Securities registered pursuant to Section 12(g) of the Act: None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K.  ☒

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. (the aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.)

Not Applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (applicable only to corporate registrants).

March 27, 2002—15 1/2 Shares

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

1

PART I

ITEM 1.    Business

(a)    General

Midland Enterprises Inc. (the “Registrant”), incorporated under the laws of the State of Delaware in 1961, is a wholly owned subsidiary of Eastern Enterprises (“Eastern”) of Brooklyn, New York. Eastern is a wholly owned subsidiary of KeySpan Corporation (“KeySpan”) of Brooklyn, New York. On January 24, 2002, KeySpan announced that it had signed a definitive agreement to sell the Registrant to Landgrove Corp., a wholly owned subsidiary of Ingram Industries Inc. The transaction, which is subject to various regulatory approvals, is expected to close approximately mid-year 2002.

The Registrant is primarily engaged, through wholly owned subsidiaries, in the operation of a fleet of towboats, tugboats and barges, principally on the Ohio and Mississippi Rivers and their tributaries, and the Gulf Intracoastal Waterway. The Registrant’s barge line subsidiaries transport bulk commodities, a major portion of which is coal. The Registrant, through other subsidiaries, performs repair work on marine equipment, operates a coal dumping terminal, a phosphate rock and phosphate chemical fertilizer terminal, and other cargo transfer facilities, and provides towboat fueling and barge fleeting services.

Most of the barges, towboats and tugboats operated by the Registrant’s barge line subsidiaries are owned by and chartered from the Registrant. Approximately half of the Registrant’s barges are mortgaged or leased and the payments under related charter agreements with its subsidiaries are pledged to secure associated long-term debt.

The Registrant’s barge line subsidiaries are The Ohio River Company (“ORCO”), Orgulf Transport Co. (“Orgulf”), and Orsouth Transport Co. (“Orsouth”). The Registrant’s other principal subsidiaries, all of whose outstanding stock is owned by the Registrant or a wholly-owned subsidiary of the Registrant, are Eastern Associated Terminals Company (“EATCO”), Hartley Marine Corp. (“Hartley”), The Ohio River Terminals Company (“ORTCO”), Capital Marine Supply, Inc. (“Capital Marine”) and River Fleets, Inc. (“River Fleets”).

(b)    Industry Segments

The Registrant’s only reportable industry segment is barge transportation.

(c)  (1)  (i)    Principal Services and Markets

ORCO operates principally on the Ohio River and certain of its tributaries. The principal commodity transported by ORCO is coal, primarily for electric utilities. Grain, stone, sand, gravel, iron, steel, scrap, and coke are the other groups of commodities that ORCO carries in significant amounts. ORCO leases office facilities in Cincinnati, Ohio.

Orgulf operates principally on the Mississippi and Ohio Rivers and the Illinois Waterway, transporting primarily coal for electric utilities, as well as grain. Stone, gravel, scrap, steel, coke and ores constitute the other significant commodities transported.

Orsouth operates principally on the Tennessee-Tombigbee and Gulf Intracoastal Waterways, and on the Black Warrior River, transporting principally coal and ores.

EATCO operates a terminal on leased land at Tampa, Florida. Hartley operates shipyard facilities at Paducah, Kentucky, sells fuel at Point Pleasant, West Virginia, operates a barge unloading terminal at Silver Grove, Kentucky, and provides towing services principally on the Ohio River and its tributaries. ORTCO owns and operates a coal dumping facility in Huntington, West Virginia. Capital Marine operates several barge fleeting facilities and two ship anchorages near Reserve and New Orleans, Louisiana, and provides various port services on the Mississippi River. River Fleets operates a barge fleeting facility in Wyatt, Missouri.

Tonnage transported by the Registrant’s subsidiaries was 57.7 million in 2001, 59.2 million in 2000 and 60.0 million in 1999. Tonnage in 2001 was 2.6% below 2000, reflecting a 7.5% decrease in non-coal shipments. Tonnage in 2000 was 1.3% below 1999, reflecting a 15.0% decrease in non-coal shipments partly offset by a 7.5% increase in coal shipments.

The following table summarizes the ton miles of cargo transported by the Registrant’s subsidiaries for the period 1999—2001:

	Ton Miles Transported (in billions)
	2001	2000	1999
Coal	11.9	12.9	12.6
Iron, steel and scrap	3.8	4.9	5.2
Grain	4.1	4.4	5.0
Other*	9.0	8.3	10.2

Total Ton Miles	28.8	30.5	33.0

*	Other includes sand, stone, gravel, coke, phosphate, other dry cargo, and towing for others.

Ton miles are the product of tons and distance transported. In 2001, ton miles declined 5.5% due a change in the mix of coal tonnage and a decline in non-coal tonnage, resulting in a 2.3% reduction in average length of haul. In addition, available barge days (production capacity) declined 2% due to barge retirements and charter expirations that were not replaced. In 2000, ton miles declined 7.8% on the 1.3% decrease in tonnage, and a 6% reduction in average length of haul. Non-coal tonnage, which represents long-haul shipments, was partly offset by increased coal tonnage, which consisted of shorter movements. In addition to changes in ton miles transported, Registrant’s revenues and net earnings are affected by other factors such as competitive conditions, weather and the segment of the river system traveled. For most of 2001 and 2000, operations experienced seasonal weather patterns; however, during the latter part of 2000 drought conditions negatively affected operations. See “Seasonality and Competition.”

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

(c)  (1)  (vii)    Customers

In 2001, 2000 and 1999, The Cincinnati Gas and Electric Company, a subsidiary of Cinergy Corp., and the combined revenues from Gulf Power Company and Mississippi Power Company, subsidiaries of The Southern Company, each accounted for more than 10% of the Registrant’s consolidated revenues under multi-year coal transportation agreements. No other customer, or group of customers under common control, accounted for more than 10% of revenues in 2001, 2000 or 1999. On the basis of past experience and its competitive position, the Registrant considers that the loss of several of its subsidiaries’ largest customers simultaneously, while possible, is unlikely to happen. The Registrant’s subsidiaries have multi-year transportation and terminalling contracts that expire at various dates from March 2002 through June 2010. During 2001, approximately 56% of the Registrant’s consolidated revenues resulted from these contracts. A substantial number of the contracts provide for rate adjustments based on changes in various costs, including diesel fuel costs, but the effect of these adjustments is not immediate and the Registrant remains at risk for fuel price volatility on other contracts and spot business. In addition, contracts contain “force majeure” clauses that excuse performance by the parties to the contracts when performance is prevented by circumstances beyond their reasonable control. Some of these contracts have provisions for termination for specified causes, such as material breach of the contract, environmental restrictions on the burning of coal, or loss by the customer of an underlying commodity supply contract. Penalties for termination for such causes are not generally specified. However, some contracts provide that in the event of an uncured material breach by Registrant’s subsidiary, which results in termination of the contract, Registrant’s subsidiary would be responsible for reimbursing its customer for the differential between the contract price and the cost of substituted performance.

(c)  (1)  (viii)    Backlog

The backlog of transportation and terminalling business under multi-year contracts is summarized in the next table:

December 31	2001	2000
Tons (in millions)	124.5	218.7
Revenues (in millions)	$369.5	$652.1
Portion of revenue backlog not expected to be filled within the current fiscal year	66%	77%

The 2001 revenue backlog (which is based on contracts that extend beyond December 31, 2002) is shown at prices current as of December 31, 2001, which are subject to escalation/de-escalation provisions. Since services under many of the multi-year contracts are based on customer requirements, Registrant has estimated its backlog based on its forecast of the requirements of these contract customers. The 43% decrease in tonnage backlog from 2000 results in part from the exclusion of a multi-year contract with a steel company that declared Chapter 11 bankruptcy for which the Registrant was contracted to perform both terminalling and barge transportation. Equally reflective in the decline are the elapsing terms of other current contracts, including those excluded from the calculation as they enter their final year. The revenue backlog also decreased 43%, commensurate with the decline in backlog tonnage. Electric utilities, which traditionally have entered into multi-year transportation and coal supply agreements, have shortened the term of some agreements for a variety of reasons including the Clean Air Act requirements and the trend towards deregulation of the electric power industry. These factors have also led to changes in the sourcing of coal by utilities, leading to changes in traffic patterns.

(c)  (1)  (ix)    Government Contracts

The Registrant has no material portion of business subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

(c)  (1)  (x)    Competition

The Registrant’s inland marine transportation business competes on the basis of price, service and equipment availability. The Registrant’s primary competitors include other barge lines and railroads. There are a number of companies offering barge transportation services on the waterways served by the Registrant. Competition between barge lines intensifies as barge supply exceeds demand. Over the past several years, barge supply has increased somewhat as the barge industry has built more barges than it has retired. Year to year changes in operating conditions, due to the impact of weather and lock delays, can also significantly affect barge availability, effectively increasing or decreasing capacity. The level of long haul export tonnage delivered to the Gulf of Mexico from upper rivers is also a key driver of barge demand. The exports of grain and coal are affected by the strength of the U.S. dollar, volatility of foreign economies, and changes in the level of foreign competition. In recent years, export coal shipments have declined significantly due to these factors, and grain exports have been somewhat below market expectations. Imports of ores, cement and other raw materials through the Gulf, that had increased markedly offsetting some of the weakness in exports, are now declining as a direct result of the slowdown in domestic steel production. These issues have continued to create strong competition for the domestic barge business.

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

Towboats, such as those which comprise the Registrant’s fleet, are capable of moving in one tow (barge configuration) approximately 22,500 tons of cargo (equivalent to 225 one hundred-ton capacity railroad cars) on the Ohio River and on the upper Mississippi River and approximately 60,000 tons (equivalent to 600 one hundred-ton capacity railroad cars) on the lower Mississippi River, where there are no locks to transit. Barge costs per ton mile are generally below those of railroads.

(c)  (1)  (xi)    Research

No significant amounts of resources were spent during the last fiscal year on research to improve existing services or develop new services. The task of improving and developing services is a continuing assignment of various operating departments of Registrant’s subsidiaries, but such efforts are not segregated and would not generally be regarded as research activities.

(c)  (1)  (xii)    Compliance with Environmental Statutes

The Registrant and/or its subsidiaries are subject to the provisions of the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, the Superfund Amendment and Reauthorization Act, the Resource Conservation and Recovery Act of 1976, and the Oil Pollution Act of 1990, which permit the Coast Guard and the Environmental Protection Agency to assess penalties and clean-up costs for oil, hazardous substance, and hazardous waste discharges. The Registrant is further subject to comparable state environmental statutes in the states where it operates. Some of these acts also allow third parties to seek damages for losses caused by such discharges. Compliance with these acts has had no material effect on the Registrant’s capital expenditures, earnings, or competitive position; and no such effect is anticipated. During 2001 the Registrant recorded additional environmental reserves of $1.1 million, offsetting $1.0 million against goodwill adjustments with the remaining $.1 million charged to earnings.

(c)  (1)  (xiii)    Employees

As of December 31, 2001, the Registrant and its subsidiaries employed approximately 1,250 persons, of whom approximately 35% are represented by labor unions.

(d)  Foreign Operations

The Registrant does not engage in material operations in foreign countries, and no material portion of Registrant’s revenues is derived from customers in foreign countries.

ITEM 2.  Properties

(a)	As of December 31, 2001, the Registrant’s floating equipment consisted of 2,267 barges and 83 boats. See “Principal Services and Markets” for other owned or leased properties.

Capital expenditures for the Registrant in 2001 totaled approximately $5.9 million. These expenditures were made principally for improvements to towboats and terminal facilities, as well as new software.

(b)	Not applicable.

ITEM 3.    Legal Proceedings

None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

Not required.

PART II

ITEM 5.    Market for the Registrant’s Common Equity and Related Security Holder Matters

The Registrant’s common stock is held solely by Eastern, a wholly owned subsidiary of KeySpan, and is not traded in any market. Dividends were declared in the amount of $0 in 2001 and $3,579,616 in 2000.

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

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

2001 Compared to 2000
Revenues in 2001 declined $9.4 million, or 3%, from 2000, due in part to the absence of the Registrant’s Red Circle Transport Co. (“Red Circle”) operations, segments of which were sold in the second and fourth quarters of last year, as well as the closure of the barge unloading terminal located in Decatur, Alabama and operated by River Fleets for Trico Steel Company LLC (“Trico Steel”). Although barge transportation revenues were flat year to year, lower demand for import commodities negatively affected shipments of non-coal tonnage, as well as cargo handled at the ship anchorages operated in the New Orleans, Louisiana area. Barge transportation rates were generally higher compared to last year, mainly reflecting fuel adjustment mechanisms contained in multi-year and annual contracts. Fuel prices over the first nine months averaged 4% above 2000, but finished down 4% for the full year due to a rapid decline during the fourth quarter. Inland barge transportation markets were negatively affected by the weakness in steel production, as demand for raw material imports through Gulf Coast ports softened compared to 2000. In addition, demand for coal exports continued to be depressed, as coal prices remained high relative to world markets and kept U. S. coal from being competitive. The Registrant was successful in partly offsetting these reductions with additional multi-year contract shipments of alumina and spot movements of other commodities.

Total tonnage transported declined 3% from 2000, while ton-miles generated declined approximately 6%. While coal shipments were flat with last year, non-coal tonnage transported dropped 7%. This decline was primarily a result of the absence of the Red Circle operations, as noted above. The disproportionate decline in ton-miles is a reflection of changes in shipment patterns by key customers who altered their coal sourcing due to availability and quality issues, coupled with changes in the mix of other commodity movements, which resulted in a shorter average length of haul. In addition, available barge days in the fleet (production capacity) declined 2% due to barge retirements and the expiration of charters.

Operating expenses declined approximately 13% from 2000, partly as a result of the reduced activity levels and absence of the Red Circle operations. In addition, lower labor costs, barge maintenance expense, fuel prices, and purchased river related services were somewhat offset by higher charter expenses which reflected barge fleet replacements. Depreciation declined $1.6 million from 2000 reflecting barges reaching the end of their depreciable lives and the retirement of barges and subsequent replacement with barge operating charters.

On November 8, 2000, KeySpan Corporation acquired the Registrant’s parent company, Eastern Enterprises. In this regard, the Registrant recorded acquisition related costs of $9.7 million (pretax) in October. These costs reflected separation payments to employees, payment of vested stock options and other compensation related matters. These factors, in addition to the amortization of goodwill, resulted in a $26 million increase in 2001 operating earnings over the prior year. Earnings before income taxes for the period ended November 7, 2000 included pretax gains of $7.4 million, recognized on the sale of the ocean barges, tugs and related assets of Red Circle, discussed above.

Net earnings for the period ended November 7, 2000 were reduced by $2.2 million, net of tax, for the cumulative effect of an accounting change recognizing engine overhaul costs previously deferred.

As a result of the operating issues discussed above, the Registrant reported net earnings of $8.2 million for 2001, an increase of $15 million over the twelve-month period ended December 31, 2000.

2000 Compared to 1999

Twelve month revenues in 2000 increased 3%, or $9.0 million, over 1999, despite the negative impact on revenues from the sale of the ocean tug/barge assets of the Registrant’s Red Circle subsidiary during the year and slightly lower overall tonnage transported. The increased revenues resulted primarily from fuel adjustment mechanisms contained in multi-year and annual barge transportation contracts that ratably escalated freight rates throughout the year, as fuel prices rose 66% as compared to 1999. Also contributing were higher terminalling revenues. Regarding the Red Circle subsidiary, one ocean tug remains idled while its ocean barge was sold in June 2000. The two other integrated ocean tug/barge units were idled in July and subsequently sold in October 2000 along with the rights under their multi-year freight contract. In regard to the inland barge transportation market, export coal remained weak, as prices for U. S. coal continued to be non-competitive in world markets. In addition, many of the Registrant’s utility customers experienced a shortage of mined coal in the fourth quarter due to supplier problems, which resulted in reduced demand for barges. Rates for export grain also proved disappointing as demand was soft and much of the fall crop went to storage. In the latter half of the year, the market for steel products weakened as the economy slowed and inventory grew, thereby reducing demand for barging of steel related raw materials.

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

On November 8, 2000, KeySpan Corporation acquired the Registrant’s parent company, Eastern Enterprises. In this regard, the Registrant recorded acquisition related costs of $9.7 million (pretax) in October. These costs reflect separation payments to employees, payment of vested stock options and other compensation related matters. Earnings before income taxes for the period ended November 7, 2000 were positively affected by pretax gains of $7.4 million, recognized on the sale of the ocean barges, tugs and related assets of Red Circle discussed above, as well as lower net debt expense.

Net earnings for the period ended November 7, 2000 were reduced by $2.2 million, net of tax, for the cumulative effect of an accounting change recognizing engine overhaul costs previously deferred.

As a result of the operating issues and acquisition adjustments discussed above, the Registrant reported a net loss of $4.8 million for the period ended November 7, 2000, and a net loss of $1.9 million for the period ended December 31, 2000.

Liquidity and Capital Resources

Cash flow from operating activities increased $7.5 million from 2000 as a result of higher net earnings, and an increase in the payable to Parent, primarily consisting of Federal income taxes payable under a consolidated tax return. Slightly offsetting were increases in trade receivables.

Capital expenditures of $5.9 million and debt payments of $3.4 million were funded from cash provided from operating activities. Capital expenditures mainly included improvements to towboats and terminal facilities and computer software. In the first quarter of 2001, 27 barges were received from a like-kind exchange agreement on the Red Circle units that were sold in October 2000, utilizing funds held on deposit with a trust.

Capital expenditures for 2002 are projected at $7.5 million, which primarily includes major improvements to towboats and shore side facilities as well as the purchase of new equipment.

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

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2001, the Registrant had fixed rate financial instruments which were sensitive to changes in interest rates. These financial instruments consist of First Preferred Ship Mortgage Bonds and obligations under capital leases.

All of the bonds payable consist of fixed rate debt and range from 6.25% to 9.85%. Principal and interest are payable semiannually over terms which generally range from three to ten years. Obligations under capital leases have a weighted average interest rate of 10% and are due within one year. The mortgage bonds and obligations under capital leases are secured by approximately half of the Registrant’s barge fleet and by assignment of rentals for that equipment payable to the Registrant by its subsidiaries.

The fair value for the Registrant’s long term debt at December 31, 2001 and 2000 was approximately $148 million and $144 million, respectively. The fair value of long term debt is estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements.

The aggregate annual sinking fund requirement and current maturities of long term debt, including capital leases, for the next five years amount to $4.7 million in 2002, $.4 million in 2003, $0 in 2004, $12.8 million in 2005 and $10.0 million in 2006.

ITEM 8.    Financial Statements and Supplementary Data

Information with respect to this item appears on page F-1 of this report. Such information is incorporated herein by reference.

ITEM	9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

PART III

ITEM	10. Directors and Executive Officers of the Registrant

Not required.

ITEM 11.    Executive Compensation

Not required.

ITEM	12. Security Ownership of Certain Beneficial Owners and Management

Not required.

ITEM	13. Certain Relationships and Related Transactions

Not required.

PART IV

ITEM	14. Exhibits, Financial Statement Schedules, and Reports on Form 8-k

(a)    (1) and (2) List of Financial Statements and Financial Statement Schedules.

Information with respect to these items appears on page F-1 of this report. Such information is incorporated herein by reference.

(3)    List of Exhibits

3.1	Certificate of Incorporation of Midland Enterprises Inc. (filed as Exhibit 3.1 to Registration Statement of Midland Enterprises Inc. on Form S-1 Registration No. 2-39895, as filed May 5, 1971).1

3.2	By-Laws of Midland Enterprises Inc. (filed as Exhibit 3.2 to Annual Report of Midland Enterprises Inc. on Form 10-K for the year ended December 31, 1984).1

4.1	Indenture between Midland Enterprises Inc. and State Street Bank and Trust Company dated as of April 2, 1990 (filed as Exhibit 4.2 to Registration Statement No. 33-32120).1

4.2	Indenture between Midland Enterprises Inc. and The Chase Manhattan Bank dated as of September 29, 1998 (filed as Exhibit 4.2 to Registration Statement No. 333-61137).1

99.1	Letter to Securities and Exchange Commission regarding representations of Arthur Andersen LLP.

(NOTE: The Registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any instrument with respect to any long-term debt of the Registrant.)

1	Not filed herewith. In accordance with Rule 12-b-32 of the General Rules and Regulations under the Securities Act of 1934, reference is made to the document previously filed with the Commission.

(b) Reports	on Form 8-K

There were no reports on Form 8-K filed in the fourth quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDLAND ENTERPRISES INC. (Registrant)

By:	/s/ C. LUDWIG
C. Ludwig Controller (Principal Accounting Officer)

Date March 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March, 2002.

By:	/s/ R. FAILLO	By:	/s/ S. Z. MIRZA
	R. Faillo President; Director (Principal Executive & Financial Officer)		S. Z. Mirza Director

Supplemental information to be furnished with reports filed pursuant to Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

Neither annual reports to security holders covering the Registrant’s last fiscal year nor any proxy materials have been sent to the Registrant’s security holders.

MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

(Information Required by Items 8 and 14 (a) (1) and (2) of Form 10-K)

Page Number
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS	F-2

FINANCIAL STATEMENTS:

Consolidated Statements of Operations for the year ended
December 31, 2001; period ended December 31, 2000; period ended November 7, 2000 and the year ended December 31, 1999	F-3

Consolidated Balance Sheets – December 31, 2001 and 2000	F-4

Consolidated Statements of Stockholder’s Equity for the year ended
December 31, 2001; period ended December 31, 2000; period ended November 7, 2000; and the year ended December 31, 1999	F-6

Consolidated Statements of Cash Flows for the year ended
December 31, 2001; period ended December 31, 2000; period ended November 7, 2000; and the year ended December 31, 1999	F-7

Notes to Consolidated Financial Statements	F-8

SCHEDULE:
II Valuation and Qualifying Accounts and Reserves	F-20

Schedules other than that listed above have been omitted as the information has been included in the consolidated financial statements and related notes, or is not applicable or not required.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Midland Enterprises Inc.:

We have audited the accompanying consolidated balance sheets of MIDLAND ENTERPRISES INC. (a Delaware corporation and an indirect subsidiary of KeySpan Corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholder’s equity and cash flows for the year ended December 31, 2001, the period ended December 31, 2000, the period ended November 7, 2000 and the year ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midland Enterprises Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the year ended December 31, 2001, the period ended December 31, 2000, the period ended November 7, 2000 and the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

AR	THUR ANDERSEN LLP

New York, New York,
February 4, 2002

MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(000 Omitted)
	Year Ended December 31, 2001	November 8 Through December 31, 2000	January 1 Through November 7, 2000	Year Ended December 31, 1999
			(Predecessor)	(Predecessor)
Revenues (Note 1)	$266,792	$40,788	$235,449	$267,269

Operating costs and expenses:
Operating expenses	$189,080	$32,647	$183,456	$191,004
Depreciation and amortization (Note 5)	22,527	3,850	20,278	24,345
Goodwill amortization (Note 1)	1,999	333	—	—
Selling, general and administrative expenses	13,056	2,569	10,210	12,513
Corporate resource allocation from Parent (Note 1)	4,196	467	2,333	3,100
Taxes, other than income	14,744	2,471	12,834	15,193
Acquisition related expenses (Note 1)	—	—	9,727	—

	$245,602	$42,337	$238,838	$246,155

Operating earnings (loss)	$21,190	$(1,549)	$(3,389)	$21,114

Other income (expense):
Interest income from Parent, net (Note 1)	$4,483	$779	$3,706	$3,062
Interest income other	861	83	522	537
Gain (loss) on sale of assets and other, net	(297)	(207)	7,515	1,472

	$5,047	$655	$11,743	$5,071

Interest expense:
Long-term debt (Note 3)	$11,840	$2,027	$10,276	$12,796
Other, including amortization of debt expense	305	50	229	246

	$12,145	$2,077	$10,505	$13,042

Earnings (loss) before income taxes	$14,092	$(2,971)	$(2,151)	$13,143
Provision (benefit) for income taxes (Note 4)	5,867	(1,027)	426	4,917

Earnings (loss) before extraordinary items and cumulative effect of accounting change	$8,225	$(1,944)	$(2,577)	$8,226
Cumulative effect of accounting change, net of tax (Note 1):	$—	$—	$(2,209)	$—

Net earnings (loss)	$8,225	$(1,944)	$(4,786)	$8,226

The accompanying notes are an integral part of these financial statements.

MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	(000 Omitted)
	2001	2000
Current assets:
Cash and cash equivalents (Note 1)	$33,415	$11,178
Receivables:
Trade, less allowance of $1,201,000 in 2001 and $1,164,000 in 2000	15,902	13,445
Parent (Note 1)	78,856	73,016
Other	868	1,446
Materials, supplies and fuel (Note 1)	7,950	8,945
Prepaid expenses	2,046	1,741

Total current assets	$139,037	$109,771

Property and equipment, at cost (Notes 3 and 5):
Towboats and barges	$306,013	$297,204
Terminals and other facilities	30,999	30,251
Land	5,249	4,747

Total property and equipment, at cost	$342,261	$332,202
Less—accumulated depreciation	25,635	3,880

Net property and equipment	$316,626	$328,322

Other assets:
Deferred pension charges (Note 7)	$12,095	$13,954
Unamortized debt expense, deferred maintenance and other (Notes 1 and 5)	1,402	1,566
Goodwill, less amortization of $2,332,000 in 2001 and $333,000 in 2000 (Note 1)	20,608	59,651
Other assets	—	6,771

Total other assets	$34,105	$81,942

Total assets	$489,768	$520,035

The accompanying notes are an integral part of these financial statements.

MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDER’S EQUITY
	December 31,
	(000 Omitted)
	2001	2000
Current liabilities:
Current portion of long-term debt (Note 3)	$4,668	$3,980
Accounts payable	10,801	11,161
Reserve for insurance claims (Note 1)	8,738	9,367
Parent payable (Note 1)	8,193	—
Accrued expenses	5,294	4,280
Interest payable	2,855	2,974
Other taxes payable	3,399	2,623
Income taxes payable (Note 4)	1,508	1,415
Reserve for separation payments	848	3,654
Other current liabilities	13,650	14,624

Total current liabilities	$59,954	$54,078
Long-term debt (Note 3)	$134,692	$138,819

Reserves and deferred credits:
Deferred income taxes (Note 4)	$76,632	$77,141
Unamortized investment tax credits (Note 4)	1,334	1,486
Postretirement health care (Note 7)	19,032	19,092
Other reserves	7,795	5,378

Total reserves and deferred credits	$104,793	$103,097

Commitments and contingencies (Notes 6)
Stockholder's equity (Note 3):
Common stock, $100 par value—
Authorized shares—1,000
Issued shares—15 1/2	$1	$1
Capital in excess of par value	185,984	225,984
Retained earnings (deficit)	6,281	(1,944)
Accumulated other comprehensive loss	(1,937)	—

Total stockholder's equity	$190,329	$224,041

Total liabilities and stockholder's equity	$489,768	$520,035

The accompanying notes are an integral part of these financial statements.

MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(000 OMITTED EXCEPT SHARES OUTSTANDING)

	Common Stock Outstanding		Capital in Excess of Par Value	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income	Total Stockholder's Equity
	Shares	Amount
Balance December 31, 1998:	15.5	$1	$52,519	$113,482	$—	$166,002
(Predecessor)
Net earnings				8,226		8,226
Dividends to Parent				(6,170)		(6,170)

Balance December 31, 1999:	15.5	$1	$52,519	$115,538	—	$168,058
(Predecessor)
Net loss				(4,786)		(4,786)
Dividends to Parent				(3,580)		(3,580)

Balance November 7, 2000:	15.5	$1	$52,519	$107,172	—	$159,692
(Predecessor)
Retained earnings adjustment from acquisition			107,172	(107,172)		—
Goodwill assigned from acquisition			59,984			59,984
Property, pension and post retirement adjustment, net from acquisition			6,309			6,309
Net loss				(1,944)		(1,944)

Balance December 31, 2000:	15.5	$1	$225,984	$(1,944)	—	$224,041
Goodwill adjustment (Note 1)			(40,000)			(40,000)
Net earnings				8,225
Pension liability adjustment, net of $1,045 tax benefit					(1,937)
Total comprehensive income						6,288

Balance December 31, 2001:	15.5	$1	$185,984	$6,281	$(1,937)	$190,329

The accompanying notes are an integral part of these financial statements.

MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(000 Omitted)
	Year Ended December 31, 2001	November 8 Through December 31, 2000	January 1 Through November 7, 2000	Year Ended December 31, 1999
			(Predecessor)	(Predecessor)
Cash flows from operating activities:
Net earnings (loss)	$8,225	$(1,944)	$(4,786)	$8,226
Adjustments to reconcile net earnings (loss) to net
cash provided by operating activities:
Cumulative effect of accounting change, net	—	—	2,209	—
Amortization of goodwill	1,999	333	—	—
Depreciation and amortization	22,527	3,850	20,278	24,345
Deferred income taxes	469	148	4,584	6,027
Net (gain) loss on sale of assets	233	—	(7,388)	(1,919)
Other changes in assets and liabilities:
Trade and other receivables	(2,750)	4,307	773	(766)
Materials, supplies and fuel	995	480	500	(2,985)
Accounts payable	(360)	1,110	(4,544)	3,391
Accrued expenses and other current liabilities	4,787	(1,534)	9,840	(11)
Other	1,080	79	1,432	1,097

Net cash provided by operating activities	$37,205	$6,829	$22,898	$37,405
Cash flows from investing activities:
Capital expenditures	$(5,912)	$(1,150)	$(3,926)	$(18,446)
(Increase) decrease in Parent receivable	(5,840)	3,419	(10,277)	(9,586)
Proceeds from other asset dispositions	223	—	1,747	1,320

Net cash provided (used) by investing activities	$(11,529)	$2,269	$(12,456)	$(26,712)
Cash flows from financing activities:
Repayment of long-term debt	$(3,439)	$(876)	$(3,992)	$(4,523)
Cash dividends paid to Parent	—	—	(3,580)	(6,170)

Net cash used by financing activities	$(3,439)	$(876)	$(7,572)	$(10,693)

Net increase in cash and cash equivalents	$22,237	$8,222	$2,870	$—
Cash and cash equivalents at beginning of period	11,178	2,956	86	86

Cash and cash equivalents at end of period	$33,415	$11,178	$2,956	$86

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$11,414	$118	$11,822	$12,457
Income taxes	$5,413	$(4,073)	$141	$(2,474)

The accompanying notes are an integral part of these financial statements.

MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 AND 1999

(1)    SIGNIFICANT ACCOUNTING POLICIES

Midland Enterprises Inc. (the “Registrant”) is a wholly-owned subsidiary of Eastern Enterprises (“Eastern”) of Brooklyn, New York. Eastern is a wholly owned subsidiary of KeySpan Corporation (“KeySpan”) of Brooklyn, New York. On January 24, 2002, KeySpan announced that it had signed an agreement to sell the Registrant to Landgrove Corp., a wholly owned subsidiary of Ingram Industries Inc (“Ingram”). The transaction, which is subject to various regulatory approvals, is expected to close approximately mid year 2002.

The Registrant’s principal business is barge transportation of bulk commodities on the Ohio and Mississippi Rivers and their tributaries. The major commodity transported is coal, which accounts for two thirds of the Registrant’s tonnage, the majority of which is transported to various electric utilities in the eastern half of the United States. The Registrant also provides bulk terminalling, shipyard repair and barge fleeting services, none of which account for more than 10% of consolidated revenues. Approximately 56% of the Registrant’s revenues are derived from multi-year transportation and terminalling contracts, while a substantial amount of the remaining revenues relate to spot or annual contracts for transportation and terminalling.

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

The consolidated financial statements include the accounts of the Registrant and its subsidiaries. All material intercompany balances and transactions have been eliminated. The significant accounting policies followed by the Registrant and its subsidiaries are described below:

(a)  Cash equivalents—Cash equivalents are comprised of highly liquid investment instruments with original maturities of three months or less. Such short-term investments are classified as investments available for sale and are valued at market in accordance with SFAS No. 115. Unrealized gains/losses on investments available for sale are immaterial.

(b)  Transactions with Parent—Parent receivables represent advances to KeySpan which bear interest at the applicable Federal rate as defined in the Internal Revenue Code: 5.94% in 2001, 6.10% in 2000, and 4.90% in 1999. The Registrant was also charged a corporate resource allocation from its Parent computed on several factors including direct corporate management time, revenues, capitalization and employees, which management believes is a reasonable method of allocation.

Intercompany payables with Parent reflects Federal income tax payable under a consolidated return and accruals for corporate resource allocation billed on a month lag.

(c)  Materials, supplies and fuel—Materials, supplies and fuel are stated at the lower of cost (first-in, first-out or average) or market.

(d)  Unamortized debt expense—Unamortized debt expense represents fees and discounts incurred in obtaining long-term debt. Such costs are being amortized over the terms of the respective bond issues.

(e)  Accounting for income on tows in progress—The Registrant generally recognizes income on tows in progress on the percentage of completion method by relating the number of miles completed to date to the total miles to be traveled.

MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1) SIGNIFICANT ACCOUNTING POLICIES (continued)

(f)  Goodwill amortization—Goodwill resulting from the acquisition of the Registrant’s Parent by KeySpan represents the excess of purchase price over fair value of net assets acquired and was being amortized over 30 years using the straight-line method. Goodwill was adjusted in 2001 to reflect changes to the fair value of net assets acquired as of the date of acquisition. The purchase price allocation was adjusted by $40 million during the year. This adjustment served to decrease Goodwill and Paid-in-Capital. Accumulated amortization amounted to $2.3 million as of December 31, 2001.

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”. The key concepts from the two interrelated Statements include mandatory use of the purchase method in accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing goodwill impairment at a “reporting unit” level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve the amount of goodwill to be used in determining the gain or loss on the disposal of assets, and a requirement to test goodwill for impairment at least annually under the revised framework.

The Business Combination Statement is generally effective for combinations that are initiated after July 30, 2001. The Statement on Goodwill and Other Intangible Assets is effective for fiscal years beginning after December 15, 2001, however, for business combinations consummated after June 30, 2001, the requirements to discontinue goodwill amortization are effective upon issuance of the Statements. The first part of the annual impairment test is to be performed within six months of adopting the Statement on Goodwill and Other Intangible Assets. Effective January 1, 2002, goodwill will no longer be subject to amortization, but instead will be tested for impairment.

(g)  Reserve for insurance claims—The Registrant is self-insured for personal injury and property claims, which are insured above a deductible amount of $500,000 per occurrence. The Registrant’s estimate of liability for the self-insured claims is included in the reserve for insurance claims in the Consolidated Balance Sheets. Payments made for losses incurred are netted against the related liability for the loss.

(h)  Reclassifications—Certain reclassifications of previously reported amounts have been made to conform with current classifications.

(i)  Environmental matters—Accruals for environmental matters are recorded in other income and expense when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties and are not discounted. During 2001 the Registrant recorded additional environmental reserves of $1.1 million, adjusting goodwill for $1.0 million with the remaining $.1 million charged to earnings.

MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)    SIGNIFICANT ACCOUNTING POLICIES (continued)

(j)  Impairment of long-lived assets—The recoverability of long-lived assets is evaluated by the Registrant on a continuing basis. In the event that facts and circumstances indicate that the carrying value of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. Based on such evaluations, the Registrant recorded a write-down of $3.3 million, included in operating expenses, in October 2000 for impairment of assets and facilities. In 2001, the Registrant recorded an additional write-down of $.4 million in association with the closure of the cargo transfer facility in Decatur, Alabama.

(k)  Deferred maintenance—In 2000, the Registrant adopted the expense as incurred method for costs related to engine overhauls. Prior to this change, the Registrant had deferred the cost of engine overhauls on certain towboats and amortized these costs over the estimated life of the repair, which generally ranged from 2 to 4 years. The cumulative effect of adopting this change as of January 1, 2000, net of a tax benefit of $1.2 million, is $2.2 million, which is reflected in the Statement of Operations included herein. Prior year financial statements have not been restated to reflect the new accounting method.

(l)  Comprehensive income—In 1998, the Registrant adopted Financial Accounting Standards Board (FASB) Statement No. 130, “Reporting Comprehensive Income,” which requires companies to report all changes in equity during a period, in a financial statement for the period in which they are recognized. The Registrant has chosen to disclose Comprehensive Income, which encompasses net income and pension liability adjustments, in the consolidated statements of stockholder’s equity.

(2)    SIGNIFICANT CUSTOMERS

In 2001 and 2000, The Cincinnati Gas and Electric Company, a subsidiary of Cinergy Corp, and the combined revenues from Gulf Power Company and Mississippi Power Company, subsidiaries of The Southern Company, each accounted for more than 10% of the Registrant’s consolidated revenues under multi-year coal transportation agreements. No other customer, or group of customers under common control, accounted for more than 10% of revenues in 2001, 2000 or 1999.

MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    LONG-TERM OBLIGATIONS AND CREDIT AGREEMENTS

(a)  Long-term debt consists of the following:

	December 31
	2001	2000
	(000 Omitted)
First Preferred Ship Mortgage Bonds—
8.1%—9.85% Medium Term Notes, Series A, Due 2002-2012	$68,000	$68,000
6.25% Series, due 2008	75,000	75,000

Total Mortgage Bonds	$143,000	$143,000

Obligations under Capital Leases and Other—
ATEL Leasing Corporation (Successor to Wells Fargo Leasing Corporation and Security Pacific Equipment Leasing Inc.)	$1,018	$1,989
CitiCorp Leasing, Inc. (Successor to Security Pacific Equipment Leasing Inc.)	—	514
Kislak National Bank (Successor to Security Pacific Equipment Leasing Inc.)	1,006	1,916
Mellon Leasing Corporation (Successor to Westinghouse Credit Corporation)	—	1,584
Other (including unamortized debt discount and interest rate hedge)	(4,868)	(5,408)

	$(2,844)	$595

Less:
Current portion of long-term debt included above	$4,668	$3,980
Monies on deposit (c)	796	796

	$5,464	$4,776

Total Long-Term Debt	$134,692	$138,819

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

The First Preferred Ship Mortgage Bonds and obligations under capital leases are secured by approximately half of the Registrant’s barge fleet and by assignment of rentals for that equipment payable to the Registrant by its subsidiaries.

MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3)    LONG-TERM OBLIGATIONS AND CREDIT AGREEMENTS (Continued)

Under the most restrictive of the mortgage indentures, the Registrant, (a) may not pay dividends or make a distribution, reacquire its common stock or make any advances or loans to its stockholder or subsidiaries of its stockholder except to the extent of the sum of (i) Consolidated Net Earnings after December 31, 1988, (ii) the net proceeds of the sale of stock of the Registrant after December 31, 1988, and (iii) the amount of $50,000,000 with respect to any advances or loans to its stockholder or to subsidiaries of its stockholder, and (b) may not incur or permit any of its subsidiaries to incur additional Senior Unsecured Funded Debt except for refunding unless immediately thereafter Consolidated Net Tangible Assets will aggregate at least 150% of (i) Consolidated Senior Unsecured Funded Debt (excluding therefrom unsecured loans or advances to the Registrant from its stockholder) plus (ii) Consolidated Senior Secured Funded Debt (all terms as defined in the applicable indenture). Under these agreements, $5,458,000 is available for additional distributions to the Parent at December 31, 2001.

Included in obligations under capital leases is $2,024,000 of barge lease obligations having a weighted average interest rate of 10%. Minimum lease payments under these agreements are due in installments through 2003; principal payments due for the next five years amount to $1,668,000 in 2002, $356,000 in 2003 and $0 thereafter.

(b)  Consolidated Five-Year Sinking Funds and Maturities

The aggregate annual sinking fund requirements and current maturities of long-term debt, including capital leases, for the next five years amount to $4,668,000 in 2002, $356,000 in 2003, $0 in 2004, $12,850,000 in 2005 and $10,000,000 in 2006.

(c)  Deposited Monies

Monies on deposit with trustee are netted against long-term debt. In accordance with the provision of certain bond indentures, these amounts represent deposits with the bond trustee for the equipment mortgaged under the bond indenture and subsequently retired from service. It is the Registrant’s intention to repurchase its own bonds with these funds to be used for sinking fund requirements.

(4)  INCOME TAXES

The Registrant and its subsidiaries were members of an affiliated group of companies, which has filed a consolidated Federal Income Tax return with Eastern for the period January 1 through November 7, 2000 and for the year ended December 31, 1999. For the year ended December 31, 2001 and the period November 8 through December 31, 2000 the Registrant is a member of the KeySpan Consolidated Federal Income Tax Group. For the period January 1 through November 7, 2000 and the year ended December 31, 1999 the Registrant followed the policy, established for the group, of providing for Federal Income Taxes which would be payable on a separate company basis. For the period November 8 through December 31, 2000 and year ended December 31, 2001 the Registrant followed the Tax Sharing Agreement in effect for KeySpan and its subsidiaries that provides for the allocation of a realized tax liability or benefit based upon separate return for contributions of each subsidiary to the consolidated taxable income or loss in the consolidated income tax returns. For financial reporting purposes, investment tax credits were deferred and are being amortized to income over the book life of the related property and equipment.

MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)    INCOME TAXES (continued)

The following is a summary of the provision (benefit) for income taxes:

	Year Ended December 31, 2001	November 8 through December 31, 2000	January 1 through November 7, 2000	Year Ended December 31, 1999
	(000 Omitted)
Current:
Federal	$5,134	$(1,283)	$(4,754)	$(1,521)
State	264	108	596	411

Total Current Provision (Benefit)	$5,398	$(1,175)	$(4,158)	$(1,110)
Deferred:
Federal	$469	$217	$4,584	$6,055
State	—	(69)	—	(28)

Total Deferred Provision (Benefit)	$469	$148	$4,584	$6,027

Total Provision (Benefit)	$5,867	$(1,027)	$426	$4,917

The following reconciles the statutory U.S. Federal Income Tax provision (benefit) to the recorded income tax provision (benefit):

	Year Ended December 31, 2001	November 8 through December 31, 2000	January 1 through November 7, 2000	Year Ended December 31, 1999
	(000 Omitted)
Statutory rate	35%	35%	35%	35%
Computed provision (benefit) for income taxes at statutory Federal rate	$4,932	$(1,040)	$(753)	$4,600
Increase (decrease) from statutory rate resulting principally from:
State taxes, net of Federal benefit	172	25	387	249
Nondeductible expenses	62	11	753	67
Goodwill amortization	700	117	—	—
Other, net	1	(140)	39	1

Provision (benefit) for income taxes	$5,867	$(1,027)	$426	$4,917

7MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)    INCOME TAXES (continued)

Significant items making up deferred tax liabilities and deferred tax assets including amounts classified as current, as of December 31, 2001 and 2000, are as follows:

	2001	2000
	(000 Omitted)
Assets:
Postretirement benefits	$2,973	$3,028
Other	6,325	8,188

Total Deferred Tax Assets	$9,298	$11,216
Liabilities:
Accelerated depreciation	$(76,849)	$(86,283)
Other	(10,245)	(1,870)

Total Deferred Tax Liabilities	$(87,094)	$(88,153)

Total Deferred Taxes	$(77,796)	$(76,937)

(5)    PROPERTY AND EQUIPMENT

(a)  Depreciation and Amortization—Depreciation and amortization are provided using the straight-line method over the estimated useful lives of property and equipment, which range from 2 to 40 years. Depreciation and amortization as a percentage of average depreciable assets was 6.8% in 2001, 4.8% in 2000, 3.6% in 1999.

(b)  Maintenance & Repairs—The costs of routine maintenance and repairs are charged to expense as incurred. Major renovations and renewals, which benefit future periods or extend the life of the asset, are capitalized and amortized over their estimated useful lives. The Registrant adopted the expense as incurred method for costs related to engine overhauls. In conjunction with this change, $3.4 million of previously deferred costs, net of a tax benefit of $1.2 million, were charged to expense for the period ended November 7, 2000.

(c)  Interest During Construction—The Registrant reflects as an element of cost in all major construction projects the estimated cost of borrowed funds employed during the period of construction. Capitalized interest is amortized over the estimated useful life of the property or equipment.

(d)  The following is the property value of leased barges under capitalized leases. The decrease in leased barges and accumulated depreciation resulted from the expiration of capitalized leases.

	2001	2000
	(000 Omitted)
Assets:
Leased barges	$1,618	$2,518
Less: Accumulated depreciation	(946)	(310)

Total Leased Barges Under Capitalized Leases	$672	$2,208

MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    COMMITMENTS & CONTINGENCIES

The Registrant and its subsidiaries currently lease certain facilities, vessels and equipment under long-term operating leases that expire on various dates through 2017. Rent expense under these operating leases amounted to approximately $9,717,000 in 2001, $1,246,000 for the period ended December 31, 2000, $6,110,000 for the period ended November 7, 2000 and $3,504,000 in 1999. The minimum rental commitment for non-cancelable operating leases at December 31, 2001 is as follows:

Years Ending	Minimum Annual Rental
(000 Omitted)
2002	$10,210
2003	9,223
2004	7,955
2005	6,974
2006	6,914
2007—2017	54,582

Total	$95,858

The Registrant maintains employment agreements with ten employees. These agreements provide, under their change of control provisions, that in the event of involuntary termination, or termination by the employee due to reduction in pay, benefits or responsibilities, the employee will receive severance pay equal to one, two or three times salary and bonus, plus continuation of benefits for one, two or three years. In certain circumstances, a tax gross-up and enhanced retirement benefits are provided. The maximum contingent liability under these agreements is approximately $4.2 million.

In addition, the Registrant has provided a severance plan, with benefits calculated based on years of service, for all non-union, full-time employees that provides for lump sum payments and continuation of medical and dental benefits for employees who are involuntarily terminated, or who resign because of reduction in pay or material diminution in benefits or responsibilities, due to a change of control of the Registrant. The maximum contingent liability under this agreement is approximately $26 million.

Both plans are subject to expiration provisions regarding previous and future change of control events.

The Registrant has not recorded a liability for these plans or contracts, as it is not determinable if any employees will be affected by the pending sale of the Registrant, nor is it contemplated that any such benefits will be paid by the Registrant or its Parent prior to the change of control.

The Registrant is a defendant in certain legal actions. Although the ultimate outcome of these matters cannot be predicted with certainty, the Registrant believes that the resolution of these actions is not likely to have a material adverse effect on its consolidated financial statements.

MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)    RETIREE BENEFITS

The Registrant and its subsidiaries, through various Registrant-administered plans and union retirement and welfare plans, provide retirement benefits for the majority of their employees, including pension and certain health care and life insurance benefits. Normal retirement age ranges from 60 to 65, but provision is made for earlier retirement. Pension benefits for non-union plans are based on salary and years of service, while union retirement and welfare plans are based on negotiated benefits and years of service. The funding of retirement and employee benefit plans is in accordance with the requirements of the plans and, where applicable, is in sufficient amounts to satisfy the “Minimum Funding Standards” of the Employee Retirement Income Security Act (“ERISA”).

The net cost for these plans and agreements charged to expense was as follows:

Pensions

	Year Ended December 31, 2001	November 8 through December 31, 2000	January 1 through November 7, 2000	Year Ended December 31, 1999
	(000 Omitted)
Service cost	$1,570	$270	$1,516	$1,802
Interest cost on projected benefit obligation	3,376	644	2,739	2,968
Expected return on plan assets	(4,827)	(835)	(4,096)	(4,495)
Amortization of prior service cost	—	16	192	254
Amortization of transitional asset	—	—	(52)	(73)
Recognized actuarial (gain) loss	128	(80)	(222)	(382)

Total net pension cost of company administrated plans	$247	$15	$77	$74
Multi-employer union retirement and welfare plans	87	15	292	445

Total Net Pension Cost	$334	$30	$369	$519

Health Care

	Year Ended December 31, 2001	November 8 through December 31, 2000	January 1 through November 7, 2000	Year Ended December 31, 1999
	(000 Omitted)
Service cost	$158	$21	$93	$116
Interest cost on accumulated benefit obligation	1,360	269	1,075	1,293
Amortization of prior service costs	—	—	(136)	(163)
Recognized actuarial loss	—	1	423	612

Net periodic postretirement benefit costs	$1,518	$291	$1,455	$1,858

MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7) RETIREE BENEFITS (continued)

The following table sets forth the change in benefit obligation and plan assets, reconciliation of funded status and amounts recognized in other comprehensive income of Registrant-administered plans and amounts recorded in the Registrant’s consolidated balance sheet as of December 31, 2001 and 2000, respectively:

	Pensions		Health Care
	2001	2000	2001	2000
	(000 Omitted)		(000 Omitted)
Change in benefit obligation:
Benefit obligation at beginning of year	$49,724	$39,442	$21,091	$17,849
Service cost	1,570	1,571	158	113
Acquisition adjustment	—	(304)	—	466
Interest cost	3,376	3,017	1,360	1,344
Plan amendments	1,200	—	—	—
Plan participants’ contributions	—	—	106	—
Benefits paid	(1,541)	(802)	(1,739)	(1,850)
Settlement payments	—	—	—	—
Actuarial (gain) loss	(3,801)	6,800	(899)	3,169

Benefit obligation at end of year	$50,528	$49,724	$20,077	$21,091

Change in plan assets:
Fair value of plan assets at beginning of year	$57,394	$58,734	$—	$—
Actual return on plan assets	(3,857)	(538)	—	—
Employer contributions	—	—	1,633	1,850
Benefits paid	(1,541)	(802)	(1,739)	(1,850)
Plan participants’ contributions	—	—	106	—

Fair value of plan assets at end of year	$51,996	$57,394	$—	$—

Reconciliation of funded status:
Funded status	$1,468	$7,670	$(20,077)	$(21,091)
Employer contributions	—	—	—	—
Unrecognized actuarial loss	9,723	4,967	1,100	1,999
Unrecognized transition obligation (asset)	—	—	—	—
Unrecognized prior service cost	1,200	—	—	—

Net amount recognized at year-end	$12,391	$12,637	$(18,977)	$(19,092)

Amounts recognized in balance sheet:
Prepaid benefit cost	$12,095	$13,954	$—	$—
Accrued benefit liability	(2,747)	(1,317)	(18,977)	(19,092)
Intangible asset	61	—	—	—
Accumulated other comprehensive income	2,982	—	—	—

Net amount	$12,391	$12,637	$(18,977)	$(19,092)

Certain of the Registrant’s subsidiaries participate in one or more multi-employer pension plans, and contribute to such plans in amounts required by the applicable union contracts. Contribution levels are negotiated between the subsidiaries and the unions. A subsidiary would be required under the Federal law to compute its liability for, and accelerate its funding of, its proportionate share of a multi-employer plan’s unfunded vested benefits (if any) upon its withdrawal from, or the termination of, such a plan.

MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)    RETIREE BENEFITS (continued)

Following are the weighted-average assumptions used in developing the projected benefit obligation for 2001, 2000 and 1999:

	2001	2000	1999
Discount rate	7.00%	7.00%	7.50%
Return on plan assets	8.50%	8.50%	8.50%
Increase in future compensation	4.00%	5.00%	4.50%
Health care inflation trend	10.00%	8.00%	8.00%-10.00%

The health care inflation trend for individuals is assumed to be 10% in 2002 and decreases gradually to 5% in 2009, then 5% thereafter. A one-percentage–point increase (decrease) in the assumed health care cost trend rate for 2001 would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
	(000 Omitted)
Total of service and interest cost components	$139	$(127)
Postretirement benefit obligation	$1,945	$(1,795)

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

The carrying amounts and estimated fair values of the Registrant’s financial instruments at December 31, 2001 and 2000 are as follows:

	2001	2000
	(000 Omitted)
Long-term debt:
Carrying Amount	$139,360	$142,799
Fair Value	$147,790	$143,819

MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)    UNAUDITED INTERIM FINANCIAL INFORMATION

The following table summarizes the Registrant’s reported unaudited consolidated quarterly results of operations for the years ended December 31, 2001 and 2000.

	Three Months Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
2001
Revenues	$67,586	$67,778	$67,341	$64,087
Operating earnings	$2,203	$7,319	$5,146	$6,522
Net earnings	$49	$3,392	$1,968	$2,816

	Three Months Ended			October 1 through November 7	November 8 through December 31
	Mar. 31	June 30	Sept. 30
2000
Revenues	$71,270	$70,406	$70,075	$23,698	$40,788
Operating earnings (loss)	$3,075	$4,190	$4,508	$(15,162)	$(1,549)
Net earnings (loss)	$(1,819)	$2,566	$1,817	$(7,350)	$(1,944)

MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(000 OMITTED)

		ADDITIONS		DEDUCTIONS
	Balance Beginning of Year	Charged Costs & Expenses	Charged to Other Accounts	Payments/ Reclass/ Other	Balance End of Year
Year Ended December 31, 2001
Allowances and reserves deducted from assets—
Allowance for doubtful accounts	$1,164	$301	$—	$(264)	$1,201

Reserves included in liabilities—
Reserve for environmental expenses	402	50	1,000	(102)	1,350
Reserve for insurance claims	9,367	4,966	1,176	(6,771)	8,738
Reserve for postretirement health care	19,092	1,574	—	(1,634)	19,032
Reserve for employee benefits	7,445	7,709	1,783	(8,307)	8,630
Reserve for separation payments *	3,654	657	—	(3,463)	848

Total Other Reserves	$39,960	$14,956	$3,959	$(20,277)	$38,598

November 8, 2000 through December 31, 2000
Allowances and reserves deducted from assets—
Allowance for doubtful accounts	$1,469	$—	$—	$(305)	$1,164

Reserves included in liabilities—
Reserve for environmental expenses	405	—	—	(3)	402
Reserve for insurance claims	9,720	210	125	(688)	9,367
Reserve for postretirement health care	19,273	291	—	(472)	19,092
Reserve for employee benefits	4,946	3,237	463	(1,201)	7,445
Reserve for separation payments *	4,700	—	—	(1,046)	3,654

Total Other Reserves	$39,044	$3,738	$588	$(3,410)	$39,960

January 1, 2000 through November 7, 2000
Allowances and reserves deducted from assets—
Allowance for doubtful accounts	$469	$1,000	$—	$—	$1,469

Reserves included in liabilities—
Reserve for environmental expenses	355	50	—	—	405
Reserve for insurance claims	10,326	3,535	1,920	(6,061)	9,720
Reserve for postretirement health care	9,296	1,455	—	8,522	19,273
Reserve for employee benefits	4,737	5,934	1,360	(7,085)	4,946
Reserve for separation payments *	—	4,700	—	—	4,700

Total Other Reserves	$24,714	$15,674	$3,280	$(4,624)	$39,044

Year Ended December 31, 1999
Allowances and reserves deducted from assets—
Allowance for doubtful accounts	$669	$(200)	$—	$—	$469

Reserves included in liabilities—
Reserve for environmental expenses	442	(80)	—	(7)	355
Reserve for insurance claims	10,739	4,571	3,168	(8,152)	10,326
Reserve for postretirement health care	9,058	1,858	—	(1,620)	9,296
Reserve for employee benefits	3,915	5,497	1,577	(6,252)	4,737

Total Other Reserves	$24,154	$11,846	$4,745	$(16,031)	$24,714

*	Recorded in conjunction with acquisition accounting. (See Note 1)