Form 10-Q
period 2002-03-31
MIDLAND ENTERPRISES INC /DE/
filed 2002-05-15
CIK 66029

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2002

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 2-39895

MIDLAND ENTERPRISES INC
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

Consolidated Statements of Earnings
(Unaudited)

	(000 Omitted)
	For the Three Months Ended
	March 31, 2002	March 31, 2001
Revenues	$55,888	$67,586
Operating costs and expenses:
Operating expenses	$41,919	$51,179
Depreciation and amortization	5,266	5,828
Goodwill amortization	—	525
Selling, general & administrative expenses	3,266	3,254
Overhead allocation from Parent	487	795
Taxes, other than income	3,637	3,802

	$54,575	$65,383

Operating earnings	$1,313	$2,203

Other income (expense):
Interest income from Parent	$497	$1,202
Interest income other	167	212
Other, net	(7)	(88)

	$657	$1,326

Interest expense:
Long-term debt	$2,901	$2,990
Other, including amortization of debt expense	78	74

	$2,979	$3,064

Earnings before income taxes	$(1,009)	$465
(Benefit) Provision for Income taxes	(1,033)	416

Net earnings	$24	$49

The accompanying notes are an integral
part of these financial statements.

Midland Enterprises Inc. and Subsidiaries

Consolidated Balance Sheets
(Unaudited)

	(000 Omitted)
	March 31, 2002	Dec. 31, 2001	March 31, 2001
Assets

Current assets:
Cash and cash equivalents	$40,016	$33,415	$20,039
Receivables—
Trade, net	13,788	15,902	15,871
Parent	78,294	78,856	73,007
Other	(132)	868	999
Materials, supplies & fuel	7,415	7,950	8,524
Prepaid expenses	1,391	2,046	1,021

Total current assets	$140,772	$139,037	$119,461

Property and equipment, at cost	$342,796	$342,261	$337,882
Less-accumulated depreciation	30,880	25,635	9,721

Net property and equipment	$311,916	$316,626	$328,161

Other assets:
Deferred pension charges	$12,078	$12,095	$13,871
Goodwill, net (2)	20,608	20,608	60,956
Other	1,347	1,402	1,406

Total other assets	$34,033	$34,105	$76,233

Total assets	$486,721	$489,768	$523,855

The accompanying notes are an integral
part of these financial statements.

Midland Enterprises Inc. and Subsidiaries

Consolidated Balance Sheets
(Unaudited)

	(000 Omitted)
	March 31, 2002	Dec. 31, 2001	March 31, 2001
Liabilities and Stockholder’s Equity

Current liabilities:
Current portion of long—term debt	$4,210	$4,668	$3,687
Accounts payable trade	10,195	10,801	12,999
Reserve for insurance claims	7,765	8,738	9,756
Parent payable	6,169	8,193	—
Accrued expenses	4,017	5,294	4,325
Interest payable	5,514	2,855	5,643
Other taxes payable	3,766	3,399	3,268
Income taxes payable	1,933	1,508	1,414
Reserve for separation payments (3)	845	848	548
Other current liabilities	13,563	13,650	16,744

Total current liabilities	$57,977	$59,954	$58,384

Long-term debt	$134,477	$134,692	$138,136

Reserves and deferred credits:
Deferred income taxes	$75,230	$76,632	$77,176
Unamortized investment tax credits	1,306	1,334	1,441
Post-retirement health care	19,023	19,032	19,105
Other reserves	8,355	7,795	5,523

Total reserves and deferred credits	$103,914	$104,793	$103,245

Stockholder’s equity:
Common stock, $100 par value—
Authorized shares—1,000
Issued shares—15 1/2	$1	$1	$1
Capital in excess of par value	185,984	185,984	225,984
Retained (deficit) earnings	6,305	6,281	(1,895)
Accumulated other comprehensive income	(1,937)	(1,937)	—

Total stockholder’s equity	$190,353	$190,329	$224,090

Total liabilities and stockholder’s equity	$486,721	$489,768	$523,855

The accompanying notes are an integral
part of these financial statements.

Midland Enterprises Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)
	(000 Omitted)
	For the Three Months Ended
	March 31, 2002	March 31, 2001
Cash flows from operating activities:
Net earnings	$24	$49
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of goodwill	—	525
Depreciation and amortization	5,266	5,828
Deferred and current income taxes	(977)	3
Net loss on sale of assets	—	7
Other changes in assets and liabilities:
Trade receivables	2,113	(2,715)
Materials, supplies & fuel	535	421
Accounts payable	(606)	1,838
Accrued expenses and other current liabilities	(1,336)	2,763
Other	2,264	790

Net cash provided by operating activities	$7,283	$9,509

Cash flows from investing activities:
Capital expenditures	$(614)	$(399)
Decrease in Parent receivable	562	9
Proceeds from asset dispositions	43	717

Net cash (used) provided by investing activities	$(9)	$327

Cash flows from financing activities:
Repayment of long-term debt	$(673)	$(976)

Net cash used by financing activities	$(673)	$(976)

Net increase in cash and cash equivalents	$6,601	$8,860
Cash and cash equivalents at beginning of period	33,415	11,179

Cash and cash equivalents at end of period	$40,016	$20,039

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$101	$191
Income taxes	$298	$413

The accompanying notes are an integral
part of these financial statements

MIDLAND ENTERPRISES INC. AND SUBSIDIARIES
Notes to Financial Statements
March 31, 2002

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein when read with the annual report for 2001 filed on Form 10-K are adequate to make the information presented not misleading. The December 31, 2001 financial statement information has been derived from the 2001 audited financial statements.

(2)    RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Registrant adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142 “Goodwill and Other Intangible Assets”. The key concepts from the two interrelated Statements include mandatory use of the purchase method when accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing goodwill impairment at a “reporting unit” level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve the amount of goodwill to be used in determining the gain or loss on the disposal of assets, and a requirement to test goodwill for impairment at least annually. The annual impairment test is to be performed within six months of adopting SFAS No. 142 with any resulting impairment reflected as either a change in accounting principle, or a charge to operations in the financial statements. The Registrant has completed an analysis and determined that no impairment exists.

For the three months ended March 31, 2001, $.5 million goodwill amortization was recorded. As required by SFAS No. 142, below is a reconciliation of reported net income for the three months March 31, 2001 and pro-forma net income, for the same period, adjusted for the discontinuance of goodwill amortization.

MIDLAND ENTERPRISES INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS—(Continued)

March 31, 2002

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
	(000’s)
Net income as reported	$24	$49
Add back: goodwill amortization	—	525

Adjusted net income	$24	$574

In July of 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. The Standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Registrant is currently evaluating the impact, if any, that this Statement may have on its results of operations and financial condition.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, was effective January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business”. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. As of March 31, 2002, implementation of this Statement did not have a significant effect on the Registrant’s results of operations and financial condition.

(3)    RESERVE FOR SEPARATION PAYMENTS

The Registrant recorded a $4.7 million liability for separation payments in the fourth quarter of 2000 in conjunction with the acquisition by KeySpan. As of March 31, 2002, $4.7 million had been paid while an additional $.8 million liability was recorded. The remaining liability at March 31, 2002 is $.8 million.

2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On January 24, 2002, KeySpan Corporation, the Registrant’s parent, announced that it had signed a definitive agreement to sell the Registrant to Landgrove Corp., a wholly owned subsidiary of Ingram Industries Inc. On April 15, 2002, the Federal Trade Commission granted early termination of the premerger waiting period with respect to the acquisition. The transaction, which is subject to additional regulatory approvals, is expected to close approximately mid-year 2002.

Results of Operations:

First quarter revenues declined 17% from the same period in 2001 reflecting a decline in tonnage transported resulting from weak market demand for most commodities. In addition, freight rates averaged below prior year, primarily reflecting fuel adjustment mechanisms contained in multi-year and annual contracts, as fuel prices declined 29% compared to prior year.

First quarter tonnage transported decreased 13% from 2001, while related ton-miles declined only 8% reflecting a longer average length of haul. Coal tonnage, which accounted for 68% of total tonnage shipped, decreased 17% on lower demand from electric utilities and industrial customers. Mild winter weather experienced across the Midwest and Southern regions resulted in reduced demand for coal from utility customers. Demand for metallurgical coal by steel producers declined as markets for steel products were negatively affected by the weak economy. The weak economy also had a negative impact on raw material imports through Gulf Coast ports. As a result, non-coal tonnages declined 4% compared to last year. These significant declines in steel and related products were partially offset by stronger demand for grain exports, alumina and coke.

While operating conditions in the quarter were generally good, there were periods of seasonal high water that resulted in draft restrictions and reduced tow sizes on various rivers. Operating expenses decreased 18% primarily due to the reduced production levels discussed above as well as lower fuel prices. While fuel prices declined 29% from the first quarter of 2001, much of the benefit was passed on to customers through the contractual adjustment mechanisms discussed above. Operating earnings of $1.3 million were down $.9 million reflecting the above factors offset somewhat by the discontinuance of goodwill amortization in compliance with new accounting standards.

Earnings before income taxes declined $1.5 million on the lower operating earnings discussed above and reduced interest income from Parent as a result of lower interest rates. The (benefit) provision for income taxes reflects the lower pre-tax earnings as well as a favorable tax adjustment from the prior year. Net earnings of $24 thousand were slightly below the first quarter of 2001.

Liquidity and Capital Resources

Capital expenditures of $.6 million and debt payments of $.7 million were funded from cash provided by operating activities. Capital expenditures for 2002 are estimated at $7.5 million, the majority of which includes major improvements to towboats and shore side facilities as well as the purchase of new equipment. These purchases will continue to be funded with cash provided from operating activities.

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

The registrant filed a report on Form 8-K dated April 10, 2002 providing disclosure of the change in certifying accountants.

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

Date:    May 15, 2002